Form 10-K
period 2020-11-30
Hestia Insight Inc.
filed 2021-03-15
CIK 1813603

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________ to _______________________.

Commission File Number 024-11289

HESTIA INSIGHT INC.

(Exact name of registrant as specified in its charter)

Nevada	85-0994055
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

400 S. 4th Street Suite 500

Las Vegas, NV 89101

(Address of principal executive offices)

Issuer’s telephone number: (702) 793-4028

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 Par Value Per Share

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or emerging growth company.   See the definition of  ”large accelerated filer,” “accelerated filer”,  ”smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller Reporting Company ☒
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

As of May 31, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, the market value of our common stock held by non-affiliates was $81,072,200.

As of March 15, 2021, there were 27,910,200 shares of common stock, par value $0.001 per share, outstanding.

Documents incorporated by reference: NONE

HESTIA INSIGHT INC.

2019 FORM 10-K ANNUAL REPORT

i

PART I

FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT MAY CONSTITUTE “FORWARD LOOKING STATEMENTS”. WHEN THE WORDS “BELIEVES”, “ANTICIPATES”, “INTENDS”, “EXPECTS”, “PLANS”, “SEEKS”, “PROJECTS”, “ESTIMATES” AND SIMILAR EXPRESSIONS ARE USED, THEY IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON MANAGEMENT’S CURRENT BELIEFS AND ASSUMPTIONS AND INFORMATION CURRENTLY AVAILABLE TO MANAGEMENT AND INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. INFORMATION CONCERNING FACTORS THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THESE FORWARD-LOOKING STATEMENTS CAN BE FOUND IN OUR PERIODIC REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT FUTURE EVENTS OR CIRCUMSTANCES OR REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

Unless otherwise indicated, references to “we”, “us”, “our”, “Company”, “Hestia Insight”, or “HSTA” mean Hestia Insight Inc. and its subsidiaries, and references to “fiscal” mean the Company’s fiscal year ended November 30. References to the “parent company” mean Hestia Insight Inc.

ITEM 1.   BUSINESS

General

Unless the context otherwise requires, in this report, the terms “Hestia Insight”, “Company”, “HSTA”, “we”, or “our” refers to Hestia Insight Inc., a Nevada corporation. The Company’s principal office is located at 400 S. 4th Street Suite 500, Las Vegas, NV 89101. The Company’s telephone number is (702) 793-4028. The Company reports its operations using a fiscal year ending November 30, and the operations reported on this Form 10-K are presented on a consolidated basis.

The Company files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, registration statements and other items with the Securities and Exchange Commission (“SEC”). In this Annual Report on Form 10-K, the language “this fiscal year” or “current fiscal year” refers to the 12-month period ended November 30, 2020.

In addition, the public may read and copy any materials the Company’s files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site ( www.sec.gov ) that contains reports, proxy and information statements regarding issuers, like the Company, that file electronically with the SEC.

Overview

Hestia Insight Inc. (“Hestia”, “Hestia Insight”, or the “Company”) was incorporated in the State of Nevada on November 19, 2003 under the name Luxshmi Investments, Inc. (“Luxshmi Investments”) until it changed its name on March 27, 2019. Luxshmi Investments ceased its operations in 2015. On November 9, 2018, the Eighth Judicial District Court of Nevada appointed Custodian Ventures, LLC (“Custodian Ventures”) as custodian for the Company, with proper notice having been given to the officers and directors of the Company, to which there was no opposition. On November 13, 2018, the Company filed a Certificate of Reinstatement with the State of Nevada, and Custodian Ventures appointed David Lazar the Company’s sole officer and director. On December 07, 2018, the Company created 5,000,000 shares of Series B common stock, par value $0.001 per share, out of the Company’s then 200,000,000 authorized shares of common stock, which such Series B Common Stock had the same powers, designation, preferences and relative participating, optional and other special rights, qualifications, limitations and restrictions as the Company’s authorized shares of common stock, except that the holder of each share of Series B Common Stock had the right to forty-one (41) votes for each share of Series B common Stock. On December 12, 2018, the Company issued 5,000,000 shares of Series B common stock (the “Series B Common Stock”) to Custodian Ventures LLC in exchange for the settlement of a portion of related party debt owed to Custodian Ventures. On February 26, 2019, the Company filed a Certificate of Designation with the State of Nevada to create Series A Preferred Stock consisting of 10,000,000 shares (the “Series A Preferred Shares”), which such Series A Preferred Shares were concurrently issued to Custodian Ventures. On March 6, 2019, Custodian Ventures transferred its Series B Common Stock and Series A Preferred Shares to Hestia Investments Inc., a Wyoming corporation (“Hestia Investments”), resulting in a change of control of the Company, concurrently upon which David Lazar resigned as the Company’s sole officer and director and Edward Lee was appointed as the sole officer and director of the Company. On March 12, 2019, the Company filed a Certificate of Amendment to its Articles of Incorporation authorizing 300,000,000 shares of capital stock, comprised of 290,000,000 shares of common stock, par value per share (the “Common Stock”) and 10,000,000 shares of preferred stock, par value $0.00001 per share (the “Preferred Stock”). On March 27, 2019, the Company filed a Certificate of Amendment to its Articles of Incorporation (i) effecting a name change from Luxshmi Investments, Inc. to Hestia Insight Inc., and (ii) effecting a 50-to-1 reverse stock split of the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”). The Reverse Stock Split did not impact the Company’s authorized shares of common stock or preferred stock, or its par value. On May 16, 2019 the Company entered into a Share Exchange Agreement with Hestia Investments to exchange, on a 1-for-1 basis, 27,614,200 shares of the Company’s common stock in exchange for 27,614,200 shares of Hestia Investments which were owned by 100% of the then-shareholders of Hestia Investments (the “Share Exchange Transaction”). As a result of the Share Exchange Transaction, Hestia Investments became a wholly owned subsidiary of the Company. On November 21, 2019, Hestia Investments returned to the Company for cancellation 4,500,000 of its 5,000,000 shares of Series B Common Stock and, accordingly, the Company cancelled the 4,500,000 shares of Series B Common Stock. On March 1, 2021, Hestia Investments returned to the Company for cancellation its remaining 500,000 shares of Series B Common Stock and, accordingly, the Company cancelled the remaining outstanding 500,000 shares of Series B Common Stock. As of March 15, 2021: (i) there are no authorized or outstanding shares of Series B common Stock, and (ii) there are 300,000,000 authorized shares of capital stock, comprised of 290,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock.

The Company currently conducts all of its operations through its two wholly owned operating subsidiaries, Hestia Investments, and HSTA HEALTH INC., a Nevada corporation (“HSTA HEALTH”). Hestia Investments provides strategic consulting, medical supply sales support, management, and capital market advisory services for selective companies in the healthcare and biotech sectors. HSTA HEALTH provides healthcare management and patient services and develops new healthcare technologies and analysis for neurological and psychiatric disorders.

Our Markets and Services

The Company’s wholly owned operating subsidiary, Hestia Investments, provides strategic consulting, medical supply sales support, management, and capital market advisory services for select micro, small and medium sized companies in the healthcare and biotech sectors. The Company’s wholly owned operating subsidiary, HSTA HEALTH, provides healthcare management and patient services and develops new healthcare technologies and analysis for neurological and psychiatric disorders. The Company is positioned to make strategic acquisitions of and enter joint ventures with emerging growth companies with unique sciences and technologies. The Company also provides sales and marketing guidance and services and capital markets advisory services to its clients.

Sales and Marketing

We seek to develop new business through relationships driven by our senior management, which have extensive contacts throughout the healthcare system. Our senior management is seeking opportunities for joint ventures, strategic relationships and acquisitions in the healthcare and biotech sectors.

Business Model

The Company intends to pursue the acquisition and development of healthcare related technologies in the healthcare and biotech sectors through acquisition, licensing or joint ventures. We will also consider a third avenue of investing in certain technologies. The Company entered the healthcare sector to explore emerging healthcare technologies, especially growth companies that own and develop unique sciences and technologies.

Competitive Advantages

The Company focuses on small and micro-cap companies in the healthcare and biotech sectors with limited access to growth capital. We provide specialized consulting services to assist companies with their operations in the public markets. Our management team is experienced in risk management and exit planning. The Company’s competitive advantages include a global business network of healthcare, investment and financial professionals who are integrated into the technology licensing and commercialization departments of universities and institutions. Through our offered services and access to investment, we intend to accelerate the development and commercialization of the healthcare businesses that we engage with.

Strategic Relationships

Noether Sciences and Technologies, Inc. On November 18, 2020, the Company entered into a non-binding Supplemental Agreement of Memorandum of Understanding (the “Noether MOU”) with Noether Science and Technologies, Inc. (“NSAT”) pursuant to which the parties will seek to enter into a definitive agreement to (i) establish an exclusive partnership that will focus on research and treatment of neurological and psychiatric disorders, (ii) commercialize existing NSAT technologies for the healthcare market, (iii) provide the Company with an exclusive license to use and develop the existing and ready to use depression and anxiety therapy protocols in the United States, and (iv) establish a neurotherapy center in the metropolitan New York City area and another 3-4 clinics in other strategic areas yet to be determined.

Immudyne Nutritional. On June 21, 2020, the Company entered into a sales agency agreement with Immudyne Nutritional LLC (“Immudyne”), pursuant to which the Company acts as sales agent for certain of Immudyne’s medical products. Immudyne is located in Jacksonville, Florida.

We are in negotiation in our areas of focus with respect to potential acquisitions and strategic partnerships. There is no guarantee that we will be able to successfully sign a definitive agreement, close or implement such business arrangement.

Intellectual Property

The Company owns no patents. We have not applied for or received patent protection in the US or any other country, and, as a result, there is a distinct risk that we will not be able to adequately protect our intellectual property rights in these countries. We own and control a variety of trade secrets, confidential information, trademarks, and other intellectual property rights that, in the aggregate, are of material importance to our business. We consider our trademarks, service marks, and other intellectual property to be proprietary, and rely on a combination of copyright, trademark, trade secret, non-disclosure, and contractual safeguards to protect our intellectual property rights.

Competition

In our current consulting business, we compete with a number of advisory firms offering similar service including consulting and strategy firms; market research, data, benchmarking, and forecasting providers; technology vendors and services firms; health care information technology firms; technology advisory firms; outsourcing firms; and specialized providers of advisory services. Other organizations, such as state and national trade associations, group purchasing organizations, non-profit think-tanks, and database companies, also may offer research, consulting, tools, and advisory services to health care organizations.

We believe that the principal competitive factors in our market include quality and timeliness of our services, strength and depth of relationships with our clients, ability to meet the changing needs of current and prospective clients, measurable returns on customer investment, and service and affordability.

As our business develops and we expand through joint ventures, acquisitions and strategic partnerships in the U.S., we will have competition with other direct service providers, emerging technologies and medical communication platforms. The Company will seek to maintain a competitive advantage through intellectual property, superior quality management and cutting-edge technology.

Government Regulation

The health care industry in the U.S. is highly regulated and subject to changing political, legislative, regulatory, and other influences. Further, the healthcare industry is currently undergoing rapid change. We are uncertain how, when or in what context these new changes will be adopted or implemented. These new regulations could create unexpected liabilities for us, could cause us or our members to incur additional costs and could restrict our or our clients’ operations. Many of the laws are complex and their application to us, our clients, or the specific services and relationships we have are not always clear. Our failure to anticipate accurately the application of these laws and regulations, or our other failure to comply, could create liability for us, result in adverse publicity, and otherwise negatively affect our business.

Employees

The Company has one employee. We otherwise rely on the services of independent contractors.

Our Offices

Our principal executive office is located at 400 S. 4th Street, Suite 500, Las Vegas, NV 89101.

Our Website

www.HestiaInsight.com

Legal Proceedings

From time to time, we are subject to ordinary routine litigation incidental to our normal business operations. We are not currently a party to, and our property is not subject to, any material legal proceedings.

Reports to Security Holders

We intend to furnish our shareholders annual reports containing financial statements audited by our independent registered public accounting firm and to make available quarterly reports containing unaudited financial statements for each of the first three quarters of each year. We file Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K with the SEC in order to meet our timely and continuous disclosure requirements. We may also file additional documents with the SEC if they become necessary in the course of our company’s operations.

The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

ITEM 1A. RISK FACTORS

You should carefully consider the following material risk factors as well as all other information set forth or referred to in this report before purchasing shares of our common stock. Investing in our common stock involves a high degree of risk. The Company believes all material risk factors have been presented below. If any of the following events or outcomes actually occurs, our business operating results and financial condition would likely suffer. As a result, the trading price of our common stock could decline, and you may lose all or part of the money you paid to purchase our common stock.

General Operating and Business Risks

Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance ..

We have a limited operating history and limited revenue.  As a consequence, it is difficult, if not impossible, to forecast our future results based upon our historical data.  Reliance on the historical results may not be representative of the results we will achieve, particularly in our combined form.  Because of the uncertainties related to our lack of historical operations, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in revenues or expenses.  If we make poor budgetary decisions as a result of unreliable historical data, we could be less profitable or incur losses, which may result in a decline in our stock price.

We must effectively manage the growth of our operations, or our company will suffer.

To manage our growth, we believe we must continue to implement and improve our services. We may not have adequately evaluated the costs and risks associated with our planned expansion, and our systems, procedures, and controls may not be adequate to support our operations. In addition, our management may not be able to achieve the rapid execution necessary to successfully offer our products and services and implement our business plan on a profitable basis. The success of our future operating activities will also depend upon our ability to expand our support system to meet the demands of our growing business. Any failure by our management to effectively anticipate, implement, and manage changes required to sustain our growth would have a material adverse effect on our business, financial condition, and results of operations.

Our business requires substantial capital, and if we are unable to maintain adequate financing sources our profitability and financial condition will suffer and jeopardize our ability to continue operations.

In connection with the strategic development portion of our business, we will need significant capital in order to implement acquisitions of businesses or technologies. In addition, we will need a significant amount of capital in order to fully implement our advisory business in order to fully grow our technology base and employee base. If we are unable to maintain adequate financing or other sources of capital are not available, we could be forced to suspend, curtail or reduce our operations, which could harm our revenues, profitability, financial condition and business prospects.

Our revenue and results of operations may suffer if we are unable to attract new clients, continue to engage existing client, or sell additional products and services.

We presently derive our revenue from annual consulting fees from our related party clients. Our growth therefore depends on our ability to attract new clients, maintain existing clients and sell additional products and services to existing clients. This depends on our ability to understand and anticipate market and pricing trends and our clients’ needs and our ability to deliver consistent, reliable, high-quality services. If we fail to engage new clients, continue to re-engage with our existing clients or to cross-sell additional services our results could be materially and adversely affect our operating results.

If we are unable to maintain our reputation and expand our name recognition, we may have difficulty attracting new business and retaining current members.

Our professional reputation is an important factor in attracting and retaining our members and in building relationships with the progressive health care organizations that supply many of the best practices we feature in our research. We believe that establishing and maintaining a good reputation and name recognition are critical for attracting and retaining members. Promotion and enhancement of our reputation will depend largely on our success in continuing to provide effective solutions. Our brand name and reputation will suffer, and our ability to attract new members or retain existing members could be adversely affected, if members do not perceive our solutions to be effective or of high quality or if there are inaccuracies or defects in our solutions.

If we are not able to offer new and valuable products and services, our business may suffer.

Our success depends on our ability to identify and develop new products and services that serve specific constituencies, to anticipate changing market trends, and to adapt our research and analysis to meet the changing needs of our clients. We may not be able to provide helpful and timely research and analysis of developments and trends in a manner that meets market needs. Any such failure could cause some of our existing products and services to become obsolete. This environment of rapid and continuous change presents significant challenges to our ability to provide our clients with timely consulting and management services for issues and topics of importance. As a result, we must continue to invest resources in development of new services in order to enhance our existing products and services and introduce new high-quality products and services that will appeal to members and potential members. If we are not able to offer new and valuable products and services, our business may suffer.

We may experience significant delays in generating, or an inability to generate, revenue if potential clients take a long time to evaluate our products and services.

Our sales strategy is to market our products and services directly to health care organizations. If we are unable to sell additional products and services to our existing clients or engage new clients, our ability to increase our revenue could be materially adversely affected. Generally speaking, the sales cycle is extensive for our clients. We do not control many of the factors that will influence the decisions of these organizations regarding the purchase of our products and services. The evaluation process sometimes can be lengthy and involve significant technical evaluation and commitment of personnel by these organizations. The use of our products and services also may be delayed due to reluctance to change or modify existing procedures.

Potential liability claims may adversely affect our business.

Our services, which may include recommendations and advice to organizations regarding complex business and operational processes, regulatory and compliance issues, and labor practices, may give rise to liability claims by our clients or by third parties who bring claims against our clients. Healthcare organizations often are the subject of regulatory scrutiny and litigation, and we also may become the subject of such litigation based on our advice and services. Any such litigation, whether or not resulting in a judgment against us, may adversely affect our reputation and could have a material adverse effect on our financial condition and results of operations. We may not have adequate insurance coverage for claims against us.

In accordance with our strategic development policy, we may invest in companies for strategic reasons and may not realize a return on our investments.

From time to time, we may make investments in companies. These investments may be for strategic objectives to support our key business initiatives but may also be stand alone investments or acquisitions. Such investments or acquisitions could include equity or debt instruments in private companies, many of which may not be marketable at the time of our initial investment. These companies may range from early-stage companies that are often still defining their strategic direction to more mature companies with established revenue streams and business models. The success of these companies may depend on product development, market acceptance, operational efficiency, and other key business factors. The companies in which we invest may fail because they may not be able to secure additional funding, obtain favorable investment terms for future financings, or take advantage of liquidity events such as public offerings, mergers, and private sales. If any of these private companies fails, we could lose all or part of our investment in that company. If we determine that impairment indicators exist and that there are other-than-temporary declines in the fair value of the investments, we may be required to write down the investments to their fair value and recognize the related write-down as an investment loss.

We face intense competition which could cause us to lose market share.

In the healthcare markets in the United States, we will compete with large healthcare providers who have more significant financial resources, established market positions, long-standing relationships, and who have more significant name recognition, technical, marketing, sales, distribution, financial and other resources than we do. The resources available to our competitors to develop new services and products and introduce them into the marketplace exceed the resources currently available to us. This intense competitive environment may require us to make changes in our services, products, pricing, licensing, services, distribution, or marketing to develop a market position.

The Company is an Emerging Growth Company

HSTA is an “emerging growth company.” Investing in our Common Stock involves a high degree of risk.

●	We were recently formed, have no operating history and may not be able to operate our business successfully or generate sufficient cash flow to make or sustain distributions to our shareholders.

●	We are dependent on our key personnel for our success. The departure of any of our executive officers or key personnel could have a material adverse effect on our business.

●	Our growth depends on external sources of capital, which may not be available on favorable terms or at all.

Our status as an emerging growth company may result in reduced disclosure obligations.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, which we refer to as the “JOBS Act,” and we are eligible to take advantage of certain exemptions from various reporting and financial disclosure requirements that are applicable to other public companies, that are not emerging growth companies, including, but not limited to, (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), (2) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and (3) exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We intend to take advantage of these exemptions. Because of the reduced disclosure, investors may find investing in our common shares less attractive as a result, which could have an adverse effect on our stock price.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. As a result, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We elected to opt out of such extended transition period and acknowledge such election is irrevocable pursuant to Section 107 of the JOBS Act.

We could remain an emerging growth company for up to five years, or until the earliest of (1) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (2) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months, or (3) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

Contingent or unknown liabilities could materially and adversely affect our business, financial condition, liquidity and results of operations.

We may in the future acquire assets, subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities. As a result, if a claim were asserted against us based on ownership of any of these assets, we may have to pay substantial amounts to defend or settle the claim. If the magnitude of such unknown liabilities is high, individually or in the aggregate, our business, financial condition, liquidity and results of operations would be materially and adversely affected.

Expenses required to operate as a public company will reduce funds available to develop our business and could negatively affect our stock price and adversely affect our results of operations, cash flow and financial condition.

Operating as a public company is more expensive than operating as a private company, including additional funds required to obtain outside assistance from legal, accounting, investor relations, or other professionals that could be more costly than planned. We may also be required to hire additional staff to comply with additional SEC reporting requirements. We anticipate that these costs will be approximately $60,000 annually. Our failure to comply with reporting requirements and other provisions of securities laws could negatively affect our results of operations, cash flow and financial condition

Our growth depends on external sources of capital, which may not be available on favorable terms or at all. In addition, investors, banks and other financial institutions may be reluctant to enter into any lending or financial transactions with us. If any of the sources of funding is unavailable to us, our growth may be limited, and our operating profit may be impaired.

We may not be in a position to take advantage of attractive investment opportunities for growth if we are unable, due to global or regional economic uncertainty, changes in the state or federal regulatory environment relating to the sustainable agriculture industry, our own operating or financial performance or otherwise, to access capital markets on a timely basis and on favorable terms or at all. Because we intend to grow our business, this limitation may require us to raise additional equity or incur debt at a time when it may be disadvantageous to do so.

Our access to capital will depend upon a number of factors over which we have little or no control, including general market conditions and the market’s perception of our current and potential future earnings. If general economic instability or downturn leads to an inability to obtain capital to finance, the operation could be negatively impacted. In addition, investors, banks and other financial institutions may be reluctant to enter into financing transactions with us. If this source of funding is unavailable to us, our growth may be limited.

Our ability to raise funding is subject to all of the above factors and will also be affected by our future financial position, results of operations and cash flows. All of these events would have a material adverse effect on our business, financial condition, liquidity and results of operations.

Any future indebtedness reduces cash available for distribution and may expose us to the risk of default under debt obligations that we may incur in the future.

Payments of principal and interest on borrowings that we may incur in the future may leave us with insufficient cash resources to operate the business. Our level of debt and the limitations imposed on us by debt agreements could have significant material and adverse consequences, including the following:

●	our cash flow may be insufficient to meet our required principal and interest payments;

●	we may be unable to borrow additional funds as needed or on favorable terms, or at all;

●	we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;

●	to the extent we borrow debt that bears interest at variable rates, increases in interest rates could materially increase our interest expense;

●	we may default on our obligations or violate restrictive covenants, in which case the lenders may accelerate these debt obligations; and

●	our default under any loan with cross default provisions could result in a default on other indebtedness.

If any one of these events were to occur, our financial condition, results of operations, cash flow, and our ability to make distributions to our shareholders could be materially and adversely affected.

While we ceased our business practice of taking and holding investment securities as compensation for consulting services, we must continue to not do such in order to avoid potentially being deemed an investment company under the Investment Company Act of 1940.

Companies that have more than 100 U.S. stockholders or are publicly traded in the U.S. or are, or hold themselves out as being, engaged primarily in the business of investing, reinvesting or trading in securities are subject to regulation under the Investment Company Act of 1940. Unless a substantial part of our assets consists of, and a substantial part of our income is derived from, interests in majority-owned subsidiaries and companies that we primarily control, whether by contract or otherwise, we may be required to register and become subject to regulation under the Investment Company Act. Because Investment Company Act regulation is, for the most part, inconsistent with our strategy of actively consulting healthcare companies, a requirement to operate our business as a registered investment company would restrict our operations and require additional resources for compliance. If we are deemed to be, and are required to register as, an investment company, we will be forced to comply with substantive requirements under the Investment Company Act, including:

●	limitations on our ability to borrow;

●	limitations on our capital structure;

●	restrictions on acquisitions of interests in associated companies;

●	prohibitions on transactions with our affiliates;

●	restrictions on specific investments; and

●	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations.

We are dependent on our key personnel for our success.

We will depend upon the efforts, experience, diligence, skill and network of business contacts of our senior management team; therefore, our success will depend on their continued service. The departure of any of our executive officers or key personnel could have a material adverse effect on our business. If any of our key personnel were to cease their employment, our operating results could suffer. Further, we do not intend to maintain key person life insurance that would provide us with proceeds in the event of death or disability of any of our key personnel.

We believe our future success depends upon our senior management team’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure you that we will be successful in attracting and retaining such skilled personnel. If we lose or are unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.

Furthermore, we may retain independent contractors to provide various services for us, including administrative services, transfer agent services and professional services. Such contractors have no fiduciary duty to us and may not perform as expected or desired.

Our senior management team will manage our business portfolio subject to broad investment or management guidelines and generally may not seek board approval for each investment or management decision.

We will rely on the senior management team’s ability to execute the business plan, subject to the oversight and approval of our board of directors. Our senior management team has limited experience. Accordingly, you should not purchase Common Stock of the Company unless you are willing to entrust all aspects of our day-to-day management to our senior management team.

Our board of directors may change our investment or operation objectives and strategies without shareholders’ consent.

Our board of directors determines our major policies, including decisions regarding financing, growth, debt capitalization, distributions and other material events. Our board of directors may amend or revise these and other policies without a vote of the shareholders. Under our Articles of Incorporation and Bylaws, our directors generally have a right to vote only on the following matters:

●	the election or removal of director;

●	the amendment of our charter, except that our board of directors may amend our charter without shareholders’ approval to:

●	change our name;

●	change the name or other designation or the par value of the Common Stock;

●	increase or decrease the aggregate number of Common Stock that we have the authority to issue; ● increase or decrease the number of our Common Stock that we have the authority to issue; and

●	effect certain reverse Common Stock splits;

●	our liquidation and dissolution; and

●	our being a party to a merger, consolidation, sale or other disposition of all or substantially all of our assets or statutory merger or acquisition.

All other matters are subject to the discretion of our board of directors.

The fact that we have generated operating losses in the past raises doubt about our ability to continue as a going concern.

The Company may generate operating losses before realizing sufficient consulting or other revenue. We may have to cover any shortfall in operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. The unpredictable economy in the United States and the volatile public or private equity markets may make it more difficult for us to raise capital as and when we need it, and it is difficult for us to assess the impact this might have on our operations or liquidity. If we cannot raise the funds that we require to continue our business operations, there is a substantial risk that our business will fail.

We may be unable to attract and retain qualified, experienced, highly skilled personnel, which could adversely affect the implementation of our business plan.

Our success depends to a significant degree upon our ability to attract, retain and motivate skilled and qualified personnel. As we become a more mature company in the future, we may find recruiting and retention efforts more challenging. If we do not succeed in attracting, hiring and integrating excellent personnel, or retaining and motivating existing personnel, we may be unable to grow effectively. The loss of any key employee or contractor, including shareholders of our senior management team, and our inability to attract highly skilled personnel with sufficient experience in our industries could harm our business.

Our strategic consulting and capital market advisory services will be affected by the current COVID-19 pandemic

Many small and micro enterprises have experienced revenue downturn and difficulties in raising capital during the pandemic. It is unclear when this will be back to normal. This may keep us from being retained by more clients in the foreseeable future.

The current political tension between the United States and China can adversely effect the Company.

We have limited operations in China. Unless we further establish a new business model to offset the possible declining market and increased regulation by the U.S of Chinese companies, we may be not able to generate enough business to meet our positive cash flow in the future.

Risks Related to Our Stockholders and Purchasing Shares of Common Stock and our Shares

Your percentage of ownership may become diluted if we issue new Common Stock or other securities.

Our board of directors is authorized, without your approval, to cause us to issue additional Common Stock to raise capital through the issuance of Common Stock (including equity or debt securities convertible into Common Stock), and other rights, on terms and for consideration as our board of directors in its sole discretion may determine. Any such issuance could result in dilution of the equity of our shareholders.

We have not voluntarily implemented various corporate governance measures.

Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors’ independence, audit committee oversight and the adoption of a Code of Ethics. Our board of directors expects to adopt a Code of Ethics at a future board meeting. The Company has not adopted exchange-mandated corporate governance measures and, since our securities are not listed on a national securities exchange, we are not required to do so. It is possible that if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

We may be exposed to potential risks relating to our internal control over financial reporting.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”), the SEC has adopted rules requiring public companies to include a report of management on the Company’s internal control over financial reporting in its annual reports. While we expect to expend significant resources in developing the necessary documentation and testing procedures required by SOX 404, there is a risk that we will not comply with all of the requirements imposed thereby. At present, there is no precedent available with which to measure compliance adequately. In the event we identify significant deficiencies or material weaknesses in our internal control over financial reporting that we cannot remediate in a timely manner, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could suffer.

We have a large number of authorized but unissued shares of our common stock.

We have a large number of authorized but unissued shares of common stock, which our management may issue without further stockholder approval, thereby causing dilution of your holdings of our common stock. Our management will continue to have broad discretion to issue shares of our common stock in a range of transactions, including capital-raising transactions, mergers, acquisitions and other transactions, without obtaining stockholder approval, unless stockholder approval is required. If our management determines to issue shares of our common stock from the large pool of authorized but unissued shares for any purpose in the future, your ownership position would be diluted without your further ability to vote on that transaction.

Shares of our common stock may continue to be subject to illiquidity because our shares may continue to be thinly traded and may never become eligible for trading on a national securities exchange.

While we may at some point be able to meet the requirements necessary for our common stock to be listed on a national securities exchange, we cannot assure you that we will ever achieve a listing of our common stock on a national securities exchange. Our shares will only eligible for quotation on the OTC Markets, which is not an exchange. Initial listing on a national securities exchange is subject to a variety of requirements, including minimum trading price and minimum public “float” requirements, and could also be affected by the general scepticism of such markets concerning companies that are the result of mergers with inactive publicly-held companies. There are also continuing eligibility requirements for companies listed on public trading markets. If we are unable to satisfy the initial or continuing eligibility requirements of any such market, then our stock may not be listed or could be delisted. This could result in a lower trading price for our common stock and may limit your ability to sell your shares, any of which could result in you losing some or all of your investments.

The market valuation of our business may fluctuate due to factors beyond our control and the value of your investment may fluctuate correspondingly.

The market valuation of emerging growth companies, such as us, frequently fluctuate due to factors unrelated to the past or present operating performance of such companies. Our market valuation may fluctuate significantly in response to a number of factors, many of which are beyond our control, including:

i.	changes in securities analysts’ estimates of our financial performance, although there are currently no analysts covering our stock;

ii.	fluctuations in stock market prices and volumes, particularly among securities of emerging growth companies;

iii.	changes in market valuations of similar companies;

iv.	announcements by us or our competitors of significant contracts, new technologies, acquisitions, commercial relationships, joint ventures or capital commitments;

v.	variations in our quarterly operating results;

vi.	fluctuations in related commodities prices; and

vii.	additions or departures of key personnel.

As a result, the value of your investment in us may fluctuate.

We have never paid dividends on our common stock.

We have never paid cash dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. Investors should not look to dividends as a source of income.

In the interest of reinvesting initial profits back into our business, we do not intend to pay cash dividends in the foreseeable future. Consequently, any economic return will initially be derived, if at all, from appreciation in the fair market value of our stock, and not as a result of dividend payments.

Risks Relating to our Securities

We may not be able to attract the attention of brokerage firms because we became a public company by means of a reverse acquisition.

Because we became public through a “reverse acquisition,” securities analysts of brokerage firms may not provide coverage of us since there is little incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of the Company in the future.

Applicable regulatory requirements, including those contained in and issued under the Sarbanes-Oxley Act of 2002, may make it difficult for the Company to retain or attract qualified officers and directors, which could adversely affect the management of its business and its ability to obtain or retain listing of its common stock.

The Company may be unable to attract and retain those qualified officers, directors and members of board committees required to provide for effective management because of the rules and regulations that govern publicly held companies, including, but not limited to, certifications by principal executive officers. The enactment of the Sarbanes-Oxley Act has resulted in the issuance of a series of related rules and regulations and the strengthening of existing rules and regulations by the SEC, as well as the adoption of new and more stringent rules by the stock exchanges. The perceived increased personal risk associated with these changes may deter qualified individuals from accepting roles as directors and executive officers.

Further, some of these changes heighten the requirements for board or committee membership, particularly with respect to an individual’s independence from the corporation and level of experience in finance and accounting matters. The Company may have difficulty attracting and retaining directors with the requisite qualifications. If the Company is unable to attract and retain qualified officers and directors, the management of its business and its ability to obtain or retain listing of our shares of common stock on any stock exchange (assuming the Company elects to seek and are successful in obtaining such listing) could be adversely affected.

If the Company fails to maintain an effective system of internal controls, it may not be able to accurately report its financial results or detect fraud. Consequently, investors could lose confidence in the Company’s financial reporting and this may decrease the trading price of its stock.

The Company must maintain effective internal controls to provide reliable financial reports and detect fraud. The Company has been assessing its internal controls to identify areas that need improvement. It is in the process of implementing changes to internal controls, but has not yet completed implementing these changes. Failure to implement these changes to the Company’s internal controls or any others that it identifies as necessary to maintain an effective system of internal controls could harm its operating results and cause investors to lose confidence in the Company’s reported financial information. Any such loss of confidence would have a negative effect on the trading price of the Company’s stock.

Voting power of our shareholders is highly concentrated by insiders.

Our officers and directors and affiliates own approximately 30.41% of our outstanding common shares. Such concentrated control of the Company may adversely affect the value of our common shares. If you acquire our common shares, you may have no effective voice in our management. Sales by our insiders or affiliates, along with any other market transactions, could affect the value of our common shares.

Our articles of incorporation allow for our board to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our Common Stock.

Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board of Directors have the authority to issue up to 10,000,000 shares of our preferred stock terms of which may be determined by the Board without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our Board of Directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders. Although we have no present intention to issue any additional shares of preferred stock or to create any additional series of preferred stock, we may issue such shares in the future.

You may experience dilution of your ownership interests because of the future issuance of additional common shares.

In the future, we may issue additional authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our shareholders. We may also issue additional shares of our securities that are convertible into or exercisable for common shares, as the case may be, in connection with hiring or retaining employees, future acquisitions, future sales of its securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares may create downward pressure on the value of our securities. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with any capital raising efforts, including at a price (or exercise prices) below the price at which our shares may be valued or are trading in a public market.

We have not paid dividends in the past and do not expect to pay dividends in the future.  Any return on investment may be limited to the value of our common stock

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

Our stock price and trading volume may be volatile, which could result in substantial losses for our stockholders.

The equity trading markets may experience periods of volatility, which could result in highly variable and unpredictable pricing of equity securities. The market price of our common stock could change in ways that may or may not be related to our business, our industry or our operating performance and financial condition. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. We have experienced significant volatility in the price of our stock over the past few years. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. In addition, the stock markets in general can experience considerable price and volume fluctuations.

We have not voluntary implemented various corporate governance measures, in the absence of which, shareholders may have more limited protections against interested director transactions, conflict of interest and similar matters.

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or the NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors’ independence, audit committee oversight, and the adoption of a code of ethics. While we intend to adopt certain corporate governance measures such as a code of ethics and established an audit committee, Nominating and Corporate Governance Committee, and Compensation Committee of our board of directors, we presently do not have any independent directors. We intend to expand our board membership in future periods to include independent directors. It is possible that if we were to have independent directors on our board, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of both corporate governance measures and independent directors in formulating their investment decisions.

If a public market for our common stock develops, trading will be limited under the SEC’s penny stock regulations, which will adversely affect the liquidity of our common stock.

The trading price of our common stock is less than $5.00 per share and, as a result, our common stock is considered a “penny stock,” and trading in our common stock would be subject to the requirements of Rule 15g-9 under the Exchange Act. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. Generally, the broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser’s written consent prior to the transaction.

SEC regulations also require additional disclosure in connection with any trades involving a “penny stock,” including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because few broker or dealers are likely to undertake these compliance activities. In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market. An active and liquid market in our common stock may never develop due to these factors.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Our principal offices are located at 400 S. 4th Street Suite 500, Las Vegas, NV 89101, which includes general office space. We pay $259 per month in rent. Our lease term is on a month-to-month basis. All of our employees, including our specialized technical staff, are currently working from home or in a virtual environment. The Company always maintains the ability for team members to work virtual and we will continue to stay virtual, until the state and or the federal government indicate the environment is safe to return to work.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. The Company had no pending legal proceedings or claims.

None of our directors, officers, or affiliates are involved in a proceeding adverse to our business or have a material interest adverse to our business.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable

PART II

ITEM  5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is traded on OTC Markets under the stock symbol “HSTA”. There has been no active trading and no high or low bid prices.

The table below sets forth the high and low closing prices of the Company’s Common Stock during the periods indicated. The quotations reflect inter-dealer prices without retail mark-up, markdown or commission and may not reflect actual transactions.

	2020 Price Range		2019 Price Range
	High	Low	High	Low
First Quarter	$14.00	$14.00
Second Quarter	$11.00	$11.00	$16.00	$16.00
Third Quarter	$11.00	$11.00	$16.00	$15.75
Fourth Quarter	$9.00	$9.00	$15.75	$14.00

The closing sales price of the Company’s common stock as reported on November 30, 2020, was $9.00 per share.

Holders of our Common Stock

As of November 30, 2020, there were approximately 33 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.  The stock transfer agent for our securities is Signature Stock Transfer, Inc., 14673 Midway Road, Suite 220, Addison, TX 75001.

Dividends

The Company has never declared or paid any cash or stock dividends on its common stock. The Company currently intends to retain future earnings, if any, to finance the expansion of its business. As a result, the Company does not anticipate paying any cash dividends in the foreseeable future. The payment of dividends on our common stock is within the discretion of our board of directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company presently does not have an equity compensation plan.

Recent Sales of Unregistered Securities

On December 12, 2018, the Company issued 5,000,000 shares of Series B common stock (the “Series B Common Stock”) to Custodian Ventures valued at $5,000 in exchange for the settlement of a portion of related party debt owed to Custodian Ventures representing cash advances of $5,000.

On February 26, 2019, the Company filed a Certificate of Designation with the State of Nevada to create Series A Preferred Stock consisting of 10,000,000 shares (the “Series A Preferred Shares”), which such Series A Preferred Shares were concurrently issued to Custodian Ventures.

On March 6, 2019, Custodian Ventures transferred its Series B Common Stock and Series A Preferred Shares to the Company’s wholly owned subsidiary, Hestia Investments Inc., a Wyoming corporation (“Hestia Investments”), resulting in a change of control of the Company.

On May 16, 2019 the Company entered into a Share Exchange Agreement with Hestia Investments to exchange, on a 1-for-1 basis, 27,614,200 shares of the Company’s common stock in exchange for 27,614,200 shares of Hestia Investments which were owned by 100% of the then-shareholders of Hestia Investments.

On March 27, 2019, the Company filed a Certificate of Amendment to its Articles of Incorporation effecting a 50-to-1 reverse stock split of the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”). The Reverse Stock Split did not impact the Company’s authorized shares of common stock or preferred stock, or its par value.

On November 21, 2019, Hestia Investments returned to the Company for cancellation 4,500,000 of its 5,000,000 shares of Series B Common Stock and, accordingly, the Company cancelled the 4,500,000 shares of Series B Common Stock.

On March 1, 2021, Hestia Investments returned to the Company for cancellation its remaining 500,000 shares of Series B Common Stock and, accordingly, the Company cancelled the remaining outstanding 500,000 shares of Series B Common Stock.

The offers, sales, and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act of 1933 or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited or sophisticated person and had adequate access, through employment, business or other relationships, to information about us.

Issuer Purchases of Equity Securities

Except for Hestia Investments’ respective November 21, 2019 and March 1, 2021 returns to the Company for cancelation of an aggregate of 5,000,000 shares of Series B Common Stock, the Company has not repurchased its securities during the year ended November 30, 2020.

ITEM 6. SELECTED FINANCIAL DATA

As the Company is a Smaller Reporting Company (as defined by Rule 229.10(f)(1)), the Company is not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Unless otherwise indicated, references to the “Company,” “us” or “we” refer to Hestia Insight Inc. and its subsidiaries.

Special Note Regarding Forward-looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of a number of factors, including those set forth under the risk factors and business sections in this Form 10-K.

Overview

Hestia Insight Inc. (“Hestia”, “Hestia Insight”, or the “Company”) was incorporated in the State of Nevada on November 19, 2003 under the name Luxshmi Investments, Inc. (“Luxshmi Investments”) until it changed its name on March 27, 2019. Luxshmi Investments ceased its operations in 2015. On November 9, 2018, the Eighth Judicial District Court of Nevada appointed Custodian Ventures, LLC (“Custodian Ventures”) as custodian for the Company, with proper notice having been given to the officers and directors of the Company, to which there was no opposition. On November 13, 2018, the Company filed a Certificate of Reinstatement with the State of Nevada, and Custodian Ventures appointed David Lazar the Company’s sole officer and director. On December 07, 2018, the Company created 5,000,000 shares of Series B common stock, par value $0.001 per share, out of the Company’s then 200,000,000 authorized shares of common stock, which such Series B Common Stock had the same powers, designation, preferences and relative participating, optional and other special rights, qualifications, limitations and restrictions as the Company’s authorized shares of common stock, except that the holder of each share of Series B Common Stock had the right to forty-one (41) votes for each share of Series B common Stock. On December 12, 2018, the Company issued 5,000,000 shares of Series B common stock (the “Series B Common Stock”) to Custodian Ventures LLC in exchange for the settlement of a portion of related party debt owed to Custodian Ventures. On February 26, 2019, the Company filed a Certificate of Designation with the State of Nevada to create Series A Preferred Stock consisting of 10,000,000 shares (the “Series A Preferred Shares”), which such Series A Preferred Shares were concurrently issued to Custodian Ventures. On March 6, 2019, Custodian Ventures transferred its Series B Common Stock and Series A Preferred Shares to Hestia Investments Inc., a Wyoming corporation (“Hestia Investments”), resulting in a change of control of the Company, concurrently upon which David Lazar resigned as the Company’s sole officer and director and Edward Lee was appointed as the sole officer and director of the Company. On March 12, 2019, the Company filed a Certificate of Amendment to its Articles of Incorporation authorizing 300,000,000 shares of capital stock, comprised of 290,000,000 shares of common stock, par value per share (the “Common Stock”) and 10,000,000 shares of preferred stock, par value $0.00001 per share (the “Preferred Stock”). On March 27, 2019, the Company filed a Certificate of Amendment to its Articles of Incorporation (i) effecting a name change from Luxshmi Investments, Inc. to Hestia Insight Inc., and (ii) effecting a 50-to-1 reverse stock split of the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”). The Reverse Stock Split did not impact the Company’s authorized shares of common stock or preferred stock, or its par value. On May 16, 2019 the Company entered into a Share Exchange Agreement with Hestia Investments to exchange, on a 1-for-1 basis, 27,614,200 shares of the Company’s common stock in exchange for 27,614,200 shares of Hestia Investments which were owned by 100% of the then-shareholders of Hestia Investments. As a result of the Share Exchange Transaction, Hestia Investments became a wholly owned subsidiary of the Company. On November 21, 2019, Hestia Investments returned to the Company for cancellation 4,500,000 of its 5,000,000 shares of Series B Common Stock and, accordingly, the Company cancelled the 4,500,000 shares of Series B Common Stock. On March 1, 2021, Hestia Investments returned to the Company for cancellation its remaining 500,000 shares of Series B Common Stock and, accordingly, the Company cancelled the remaining outstanding 500,000 shares of Series B Common Stock. As of March 15, 2021: (i) there are no authorized or outstanding shares of Series B common Stock, and (ii) there are 300,000,000 authorized shares of capital stock, comprised of 290,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock.

The Company currently conducts all of its operations through its two wholly owned operating subsidiaries, Hestia Investments, and HSTA HEALTH INC., a Nevada corporation (“HSTA HEALTH”). Hestia Investments provides strategic consulting, medical supply sales support, management, and capital market advisory services for selective companies in the healthcare and biotech sectors. HSTA HEALTH provides healthcare management and patient services and develops new healthcare technologies and analysis for neurological and psychiatric disorders.

Our Markets and Services

The Company’s wholly owned operating subsidiary, Hestia Investments, provides strategic consulting, medical supply sales support, management, and capital market advisory services for select micro, small and medium sized companies in the healthcare and biotech sectors. The Company’s wholly owned operating subsidiary, HSTA HEALTH, provides healthcare management and patient services and develops new healthcare technologies and analysis for neurological and psychiatric disorders. The Company is positioned to make strategic acquisitions of and enter joint ventures with emerging growth companies with unique sciences and technologies. The Company also provides sales and marketing guidance and services and capital markets advisory services to its clients.

Sales and Marketing

We seek to develop new business through relationships driven by our senior management, which have extensive contacts throughout the healthcare system. Our senior management is seeking opportunities for joint ventures, strategic relationships and acquisitions in the healthcare and biotech sectors.

Business Model

The Company intends to pursue the acquisition and development of healthcare related technologies in the healthcare and biotech sectors through acquisition, licensing or joint ventures. We will also consider a third avenue of investing in certain technologies. The Company entered the healthcare sector to explore emerging healthcare technologies, especially growth companies that own and develop unique sciences and technologies.

Competitive Advantages

The Company focuses on small and micro-cap companies in the healthcare and biotech sectors with limited access to growth capital. We provide specialized consulting services to assist companies with their operations in the public markets. Our management team is experienced in risk management and exit planning. The Company’s competitive advantages include a global business network of healthcare, investment and financial professionals who are integrated into the technology licensing and commercialization departments of universities and institutions. Through our offered services and access to investment, we intend to accelerate the development and commercialization of the healthcare businesses that we engage with.

Strategic Relationships

Noether Sciences and Technologies, Inc. On November 18, 2020, the Company entered into a non-binding Supplemental Agreement of Memorandum of Understanding (the “Noether MOU”) with Noether Science and Technologies, Inc. (“NSAT”) pursuant to which the parties will seek to enter into a definitive agreement to (i) establish an exclusive partnership that will focus on research and treatment of neurological and psychiatric disorders, (ii) commercialize existing NSAT technologies for the healthcare market, (iii) provide the Company with an exclusive license to use and develop the existing and ready to use depression and anxiety therapy protocols in the United States, and (iv) establish a neurotherapy center in the metropolitan New York City area and another 3-4 clinics in other strategic areas yet to be determined.

Immudyne Nutritional. On June 21, 2020, the Company entered into a sales agency agreement with Immudyne Nutritional LLC (“Immudyne”), pursuant to which the Company acts as sales agent for certain of Immudyne’s medical products. Immudyne is located in Jacksonville, Florida.

We are in negotiation in our areas of focus with respect to potential acquisitions and strategic partnerships. There is no guarantee that we will be able to successfully sign a definitive agreement, close or implement such business arrangement.

Going Concern

We have a limited operating history and our continued growth is dependent upon the continuation of providing medical consulting services to our clients, generating revenue, and obtaining additional financing to fund future obligations, and pay liabilities arising from normal business operations. We had an accumulated earnings of $11,224,215 at November 30, 2020. The report of our independent registered public accounting firm on our financial statements for the year ended November 30, 2020 contained an explanatory paragraph regarding our ability to continue as a going concern based upon cash used in operating activities and the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These factors, among others, raised substantial doubt about our ability to continue as a going concern. Our financial statements appearing elsewhere in this report do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate significant revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company. The financial statements contained herein do not include any adjustments that might result from the outcome of this uncertainty.

Our ability to continue as a going concern is dependent upon our ability to carry out our business plan, achieve profitable operations, obtain additional working capital funds from our significant shareholders, and or through debt and equity financings. However, there can be no assurance that any additional financings will be available to us on satisfactory terms and conditions, if any.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, recovery of long-lived assets, income taxes and the valuation of equity transactions.

We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or products have been sold, the purchase price is fixed or determinable and collectability is reasonably assured.

We provide medical related consulting services to our clients. We are paid fees for our services by our clients under written consulting agreements. Each contract calls for a fixed payment in a fixed period of time. We recognize revenue by providing medical related consulting services under written service contracts with our customers. Revenue related to our service offerings is recognized as the services are performed and amounts are earned, using the straight-line method over the term of the related services agreement. Prepayments, if any, received from customers prior to the services being performed are recorded as advance from customers. In these cases, when the services are performed, the amount recorded as advance from customers is recognized as revenue.

Income Taxes

We are governed by the income tax laws of the United States. Income taxes are accounted for pursuant to ASC 740 “Accounting for Income Taxes,” which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. The charge for taxes is based on the results for the period as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probably that taxable profit will be available against which deductible temporary differences can be utilized.

Deferred tax is calculated using tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity, in which case the deferred tax is changed to equity. Deferred tax assets and liabilities are offset when they related to income taxes levied by the same taxation authority and we intend to settle its current tax assets and liabilities on a net basis.

Stock-based Compensation

Stock based compensation is accounted for based on the requirements of the Share-Based Payment topic of Accounting Standards Codification (“ASC”) 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award. The Accounting Standards Codification also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the period of services or the vesting period, whichever is applicable. Until the measurement date is reached, the total amount of compensation expense remains uncertain. We record compensation expense based on the fair value of the award at the reporting date. The awards to consultants and other third-parties are then revalued, or the total compensation is recalculated based on the then current fair value, at each subsequent reporting date.

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. An entity that elects early adoption must adopt all of the amendments in the same period. We are currently evaluating the impact it may have on our consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption. We do not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to our consolidated financial condition, results of operations, cash flows or disclosures.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Year Ended November 30, 2020 and the Year Ended November 30, 2019

Revenue

During the year ended November 30, 2020, total revenues amounted to $142,850, which consisted of $111,500 consulting revenue and $31,350 origination fees. For the year ended November 30, 2019, revenue was $120,000. The increase of revenue was due to increased origination fee revenue.

Cost of Revenue

Cost of revenue includes the cost of internal labor and related benefits, travel expenses related to consulting services, subcontractor costs, other related consulting costs, and other overhead costs.

For the years ended November 30, 2020 and 2019, operating expenses were $149,254 and $285,707, respectively, representing a decrease of $136,453. The decrease of cost of revenue was mainly driven by a decrease in selling, general and administrative expenses.

Operating Expenses

For the years ended November 30, 2020 and November 30, 2019, operating expenses consisted of the following:

	For the Year Ended November 30, 2020	For the Year Ended November 30, 2019
Selling expense	$0	$0
Professional fees	115,902	189,749
Other general and administrative	33,352	95,958
	$149,254	$285,707

●	Our selling expense mainly includes our marketing and sales staff’s salaries and related benefits, and travel and entertainment costs incurred by our sales department. Selling expense totaled $0 for the year ended November 30, 2020, and $0 for the year ended November 30, 2019. Selling expense as a percentage of revenue for the year ended November 30, 2020 was 0%.

●	Professional fees primarily consisted of accounting fees, legal service fees, consulting fees, investor relations service charges and other fees incurred for service related to becoming and being a public company. For the years ended November 30, 2020 and November 30, 2019, professional fees amounted to $115,902 and $189,749, respectively, a decrease of $73,847 or 39%. The decrease was mainly attributable to a decrease in professional consulting fees paid to our former CEO, David Lazar of $168,228 combined with an increase in accounting fees of approximately $12,660 incurred for services performed by our financial consultant, an increase in audit fees incurred of approximately $28,000, a decrease in legal services fees of approximately $6,882. We expect professional fees to increase as we incur significant costs associated with our public company reporting requirements, and costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission.

●	Other general and administrative expenses mainly consisted of officer compensation, travel and entertainment, office supplies, rent, OTC markets application and listing fees, bank service charges and other miscellaneous items. Other general and administrative expenses totaled $33,352 for the year ended November 30, 2020, as compared to $95,958 for the period year ended November 30, 2019, a decrease of $62,606 or 65.2%. The decrease was primarily attributable to a decrease in officer compensation of approximately $40,000, a decrease in travel and entertainment of approximately $18,268, an increase in OTC markets application and listing fee of approximately $1,000, a decrease in corporate filing fees of $8,150 and an increase in automobile lease expense of $4,657.

Income (Loss) from Operations

As a result of the foregoing, for the year ended November 30, 2020, loss from operations amounted to $6,404, as compared to loss from operations of $165,707 for the year ended November 30, 2019.

Other Income

Other income includes interest income from bank deposits interest income from loans receivable and dividend income from our investments in equities, all of which amounted to $5,844 and $1,737, for the year ended November 30, 2020 and for the year ended November 30, 2019, respectively.

The Company had realized losses on equity investments of $9,820 for the year ended November 30, 2020 and $1,244 in realized gains for the year ended November 30, 2019.

The Company had unrealized gains on equity investments of $11,538,061 for the year ended November 30, 2020 and $49,561 in unrealized losses for the year ended November 30, 2019.

Other expense

The Company incurred interest expense of $3,219 for the year ended November 30, 2020 and $3,314 for the year ended November 30, 2019.

Income Taxes

We did not have any income taxes expense for the years ended November 30, 2020 and November 30, 2019.

Net Income (Loss)

Net income/(loss) for the years ended November 30, 2020 and 2019 were $11,524,462 and $215,601, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At November 30, 2020 and 2019, we had cash balance of approximately $598,765 and $559,929, respectively. These funds are kept in financial institutions located in United States. We had total liabilities of $39,156, for the year ended November 30, 2020, of which $0 is a loan payable to a related party, and $106,411 for the year ended November 30, 2019 of which $103,314 is a loan payable to a related party. The note was due October 31, 2020 and is unsecured and bears a simple interest rate of 3.5% on the unpaid principal balance. As of November 30, 2020, and 2019, the Company had accumulated earnings/(deficit) of $11,224,215 and $(300,247), respectively.

We currently have no agreements and arrangements with any person to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Cash flows from Operating Activities

Operating activities provided $26,264 in cash the year ended November 30, 2020, as compared with using $(22,964) for the year ended November 30, 2019 resulting mainly from a net loss of $(215,601) for the year ended November 30, 2019.

Cash flows from Investing Activities

For the year ended November 30, 2019, the Company’s cash flow in investing activities provided $112,573, and for the year ended November 30, 2019, the Company used $81,222 of cash flow in investing activities.

Cash flows from Financing Activities

For the year ended November 30, 2020, the Company used $100,000 of cash flow in financing activities, and for the year ended November 30, 2019, the Company’s financing activities provided $543,000 in cash flows which are mainly attributable to the issuance of common stock in the amount of $603,000.

Our capital requirements for the next twelve months primarily relate to cash to pay salaries, consulting fees and fees related to third parties’ professional services. All funds received have been expended in the furtherance of growing the business. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

●	An increase in working capital requirements to finance our current business;

●	Addition of administrative and sales personnel as the business grows; and

●	The cost of being a public company.

We will need to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations. We estimate that based on current plans and assumptions, that our available cash will be insufficient to satisfy our cash requirements under our present operating expectations. Other than working capital and advance received from related parties and funds received pursuant to securities purchase agreements, we presently have no other significant alternative source of working capital. We have used these funds to fund our operating expenses, pay our obligations and grow our company. We will need to raise significant additional capital to fund our operations and to provide working capital for our ongoing operations and obligations. Therefore, our future operation is dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will be required to cease our operations. To date, we have not considered this alternative, nor do we view it as a likely occurrence.

Going Concern.

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company incurred a net profit of $11,524,462 for the year ended November 30, 2020 and a net loss of $215,601 for the year ended November 30, 2019. The Company had accumulated earnings of $11,224,215 as of November 30, 2020, and an accumulated deficit of $(300,247) as of November 30, 2019. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

 Since inception, our principal sources of operating funds have been proceeds from equity financing including the sale of our Common Stock to initial investors known to management and principal shareholders of the Company. We do not expect that our current cash on hand will fund our existing operations. We will need to raise additional capital in order execute our business plan and growth goals for at least the next twelve-month period thereafter. If the Company is unable to raise sufficient additional funds, it will have to execute a slower than planned growth path, reduce overhead and scale back its business plan until sufficient additional capital is raised to support further operational expansion and growth. There can be no assurance that such a plan will be successful.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS

The financial statements begin on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of November 30, 2020.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of the financial statements of the Company in accordance with U.S. generally accepted accounting principles, or GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

With the participation of our Chief Executive Officer and Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2020 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of November 30, 2020 based on the COSO framework criteria. Management has identified control deficiencies as follows:

●	The Company has not established adequate financial reporting monitoring activities to mitigate the risk of management override, specifically because there are few employees and only two officers with management functions and therefore there is lack of segregation of duties.

●	There is a strong reliance on outside consultants to review and adjust the annual and quarterly financial statements, to monitor new accounting principles, and to ensure compliance with GAAP and SEC disclosure requirements.

●	There is a strong reliance on the external attorneys to review and edit the annual and quarterly filings and to ensure compliance with SEC disclosure requirements.

●	A formal audit committee has not been formed.

Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff and reliance on outside consultants for external reporting.  The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and outside accounting consultants. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended November 30, 2020 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended November 30, 2020 are fairly stated, in all material respects, in accordance with US GAAP.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.2

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls

During the fiscal quarter ended November 30, 2020, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and positions of our current executive officers and directors.

Name	Age	Position
Edward C. Lee	68	Chief Executive Officer, President, Chief Financial Officer, Treasurer, Secretary, and Chairman of the Board

Background of Executive Officers and Directors

Edward C. Lee, Chief Executive Officer, President, Chief Financial Officer, Treasurer, Secretary, and Chairman of the Board.

Mr. Edward Lee was appointed as the Company’s sole officer and director on March 6, 2019. Mr. Lee has more than 30 years business leadership experience in multinational environments, having lived and held executive positions in the U.S. and the People’s Republic of China (“PRC”). Mr. Lee began his career in the 1980’s as co-founder of Multi Service Enterprises Inc., an organization focused on the business service and travel service sectors. During the same period, Mr. Lee also co-founded The Flushing Chinese Business Association and served as its director and treasurer. Mr. Lee subsequently became an angel investor and invested primarily in travel related business and also partnered with bankers to invest in the U.S. stock market. In the 1990s, Mr. Lee moved to Taiwan to establish World Financial Services Ltd., in Taipei, Taiwan. World Financial Services Ltd. acted as a private placement agent for U.S. public companies or as co-placement agent with investment bankers to raise capital in Taiwan and Hong Kong. From 1990 to 1991, Mr. Lee served as a representative for the American Finance Group in Boston, the Martin Zweig fund families and Oppenheimer’s subsidiary New Horizon, a commodity fund. From 1990 to 1991, Mr. Lee also worked as senior managing director for Goldman International Ltd. in Taiwan. In 1994, Mr. Lee returned to New York became Chairman and CEO for a public software company in Melville, New York, Cashtek Corporation and he left in 1998 to become an independent investment banking and capital market consulting advisor for many smaller companies in the U.S. and Greater China. From 2012 through the present, Mr. Lee has served as founder, principal executive officer and Chairman of ECL Capital Partners Corp. (“ECL”), an international strategic consulting firm registered in Belize to provide consulting for pre-public and public companies in the U.S. and the PRC. From 2015 through the present, Mr. Lee has also served as President of PK International Inc., a consulting company. In March 2016, Mr. Lee, founded Hestia Investments Inc., a Wyoming corporation (“Hestia Investments”), which is now a wholly owned operating subsidiary of the Company. Since 2020 through the present, Mr. Lee has served as an honorary Director of Tzu Chi Foundation, an international humanitarian organization. Mr. Lee attended Feng University from 1981 – 1984, and Chinese Culture University in Taiwan from 1987 - 1988. Mr. Lee completed one certificate program in New York City CPC’s food service management, and two certificate programs at New York University.

Board Leadership Structure and Role in Risk Oversight

Our Board of Directors (“Board”) is primarily responsible for overseeing our risk management processes on behalf of the Company.  The Board receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. In addition, the Board focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our company are consistent with the board’s appetite for risk. While the Board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

Involvement in Certain Legal Proceedings

To our knowledge, our directors and executive officers have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4.	being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

Our Board plans to adopt a written code of business conduct and ethics (“Code”) that applies to our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. We intend to post on our website a current copy of the Code and all disclosures that are required by law in regard to any amendments to, or waivers from, any provision of the Code.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The Board of Directors acts as the Audit Committee and the Board has no separate committees. The Company has no qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert.

Indemnification of Directors and Officers

Our directors and executive officers are indemnified as provided by Nevada law and our Bylaws. These provisions state that our directors may cause us to indemnify a director or former director against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgment, actually and reasonably incurred by him as a result of him acting as a director. The indemnification of costs can include an amount paid to settle an action or satisfy a judgment. Such indemnification is at the discretion of our board of directors and is subject to the Securities and Exchange Commission’s policy regarding indemnification.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

Section 16(a) Compliance

Section 16(a) of the Securities Exchange Act of 1934, requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. During the year ended November 30, 2020, our officers, directors and 10% stockholders were not required to make filings pursuant to Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION

Executive Officers’ Compensation

The following table sets forth information concerning the annual and long-term compensation earned by or paid to our Chief Executive Officer and to other persons who served as executive officers as at and/or during the fiscal year ended November 30, 2020 or who earned compensation exceeding $100,000 during fiscal year 2020 (the “named executive officers”), for services as executive officers for the last two fiscal years.

Summary Compensation Table

Name and Principal	Fiscal	Salary	Stock Award	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)
David Lazar,	2019	146,228	0	0	0	0	0	146,228
CEO**	2020	0	0	0	0	0	0	0

Edward Lee,	2019	40,000	0	0	0	0	0	40,000
CEO*	2020	0	0	0	0	0	0	0

*	Appointed March 6, 2019
**	Resigned March 6, 2019

Outstanding Equity Awards at Fiscal Year-End Table

The Company did not issue equity awards during the year ended November 30, 2020.

Employment Agreements

None.

Director Compensation

The following table sets forth director compensation as of November 30, 2020:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Edward Lee*	-0-	-0-	-0-	-0-	-0-	-0-	-0-

David Lazar**	-0-	-0-	-0-	-0-	-0-	-0-	-0-

*	Appointed March 6, 2019
**	Resigned as of March 6, 2019

Grants of Plan Based Awards

We did not make any plan-based equity or non-equity awards grants to named executives during the years ended November 30, 2020 and 2019.

Option Exercises

There were no options exercised by our named officers during the years ended November 30, 2020 and 2019.

Compensation of Directors

We have no non-executive directors. Our directors did not earn compensation for the years ended November 30, 2020 and 2019.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of March 15, 2021 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock (2)
Officers and Directors
Edward Lee*	8,488,000	30.41%
ECL Capital Partners Corp. (3)	9,566,000	34.27%
Sherry Lee (4)	2,480,000	8.89%
XiaoXiao Lin	2,696,000	9.66%
Tao Deng	1,830,000	6.56%

All officers and directors as a group (1 person)	8,488,000	30.41%

*	Officer and/or director of the Company

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Hestia Insight Inc., 400 S. 4th Street, Suite 500, Las Vegas, NV 89101.

(2)	Applicable percentage ownership is based on 27,910,200 shares of common stock outstanding as of March 15, 2021, together with securities exercisable or convertible into shares of common stock within 60 days of March 15, 2021 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 15, 2021 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Owned and controlled by Mr. Edward Lee.

(4)	Mrs. Sherry Lee is the spouse Mr. Edward Lee.

No Director, executive officer, affiliate or any owner of record or beneficial owner of more than 5% of any class of voting securities of the Company is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions since the beginning of the 2020 fiscal year, or any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of its total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Transactions with Related Persons

On March 1, 2019, the Company issued 10,000,000 shares of Series A preferred stock to Custodian Ventures LLC with a par value of $0.00001 for shares valued at $100,000 in exchange for David Lazar’s services, valued at $100,000 as the director and president of Luxshmi Investments, Inc., now known as Hestia Insight Inc.

On November 20, 2019, ECL Capital Partners Corp. loaned Hestia Investments, Inc. $100,000 pursuant to a promissory note that is due October 31, 2020. This note was fully paid as of November 2, 2020. The note was unsecured and bore a simple interest rate of 3.5% on the unpaid principal balance. Mr. Edward Lee is the president and sole owner of ECL Capital Partners Corp. and the president and sole director of Hestia Insight Inc.

Procedures for Approval of Related Party Transactions

Our Board of Directors is charged with reviewing and approving all potential related party transactions. All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

Director Independence

Our Board of Directors has undertaken a review of its composition and the independence of each director. Based on the review of each director’s background, employment and affiliations, including family relationships, the Board of Directors has determined that there are no “independent directors” under the rules and regulations of the SEC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

BF Borgers CPA PC served as our independent auditors for the years ended November 30, 2020 and 2019. The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended November 30, 2020 and 2019.

	November 30, 2020	November 30, 2019
Audit Fees	$38,000	$10,000
Audit Related Fees		—
Tax Fees	—	—
All Other Fees	—	—
Totals	$38,000	$10,000

AUDIT FEES. Consists of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.”

TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2020 or 2019.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

The Company currently does not have a designated Audit Committee, and accordingly, the Company’s Board of Directors’ policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company’s Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

ITEM 15. EXHIBITS

Exhibit No.	Exhibit Description

3.1	Articles of Incorporation of Hestia Insight Inc. (filed as an Exhibit to the Form 1-A, filed on August 6, 2020, and incorporated herein by reference)

3.2	Certificate of Amendments of Articles of Incorporation of Hestia Insight Inc. (filed as an Exhibit to the Form 1-A, filed on August 6, 2020, and incorporated herein by reference)

3.3	Bylaws of Hestia Insight Inc. (filed as an Exhibit to the Form 1-A, filed on August 6, 2020, and incorporated herein by reference)

3.4	Certificate of Reinstatement. (filed as an Exhibit to the Form 1-A, filed on August 6, 2020, and incorporated herein by reference)

3.5	Certificate of Amendment for Custodianship. (filed as an Exhibit to the Form 1-A, filed on August 6, 2020, and incorporated herein by reference)

3.6	Certificates of Designation, and Certificate of Withdrawal (filed as an Exhibit to the Form 1-A, filed on August 6, 2020, and incorporated herein by reference)

4.1	Form of Subscription Agreement (filed as an Exhibit to the Form 1-A, filed on August 6, 2020, and incorporated herein by reference)

10.1	Independent Consulting Agreement, dated December 1, 2019, by and between Hestia Insight Inc. and BHPA Inc. (filed as an Exhibit to the Form 1-A, filed on August 6, 2020, and incorporated herein by reference)

10.2	Sales Agency Agreement, dated June 21, 2020, with Immudyne Nutritional (filed as an Exhibit to the Form 1-A/A, filed on November 30, 2020, and incorporated herein by reference).

10.3	Supplemental Agreement of Memorandum of Understanding Between Hestia Insight Inc. and Noether Science and Technologies Inc. (filed as an Exhibit to the Form 1-A/A, filed on November 30, 2020, and incorporated herein by reference)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hestia Insight Inc.

Dated: March 15, 2021	By:	/s/ Edward Lee
Edward Lee
Chief Executive Officer and President
(Principal Executive Officer)

Dated: March 15, 2021	By:	/s/ Edward Lee
Edward Lee
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Edward Lee	Chief Executive Officer and President	March 15, 2021
Edward Lee	(Principal Executive Officer)

/s/ Edward Lee	Chief Financial Officer	March 15, 2021
Edward Lee	(Principal Financial Officer)

/s/ Edward Lee	Director	March 15, 2021
Edward Lee

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Hestia Insight, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hestia Insight, Inc. as of November 30, 2020 and 2019, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2019

Lakewood, CO

March 15, 2021

HESTIA INSIGHT INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2020 and 2019

HESTIA INSIGHT INC.

CONSOLIDATED BALANCE SHEETS

	November 30, 2020	November 30, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$598,765	$559,929
Investments in equities	11,490,000	81,222
Note receivable; net of allowance for doubtful accounts of $50,000 and $50,000 as of August 31, 2020 and November 30, 2019 respectively.	-	-
Total current assets	12,088,765	641,151

FIXED ASSETS:
Right-of-Use auto lease	21,953	-

TOTAL ASSETS	$12,110,718	$641,151

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$17,203	$3,097
Related party – loans payable	-	103,314
Right-of-Use current liability	7,527
Total current liabilities	24,730	106,411

LONG TERM LIABILITIES:
Right-of-Use long term liability	14,426	-

TOTAL LIABILITIES	39,156	106,411

STOCKHOLDERS’ EQUITY:
Common stock, par value $0.001 per share; 285,000,000 shares authorized; 27,910,200 and 27,904,200 shares issued and outstanding as of November 30, 2020, and November 30, 2019 respectively.	27,910	27,904

Series B common stock, par value $0.001 per share; 5,000,000 shares authorized; 500,000 and 500,000 issued and outstanding as of November 30, 2020 and November 30, 2019 respectively.	500	500

Treasury Stock, 4,600,000 shares as of November 30, 2020 and 4,600,000 shares as of November 30, 2019 respectively	4,600	4,600
Additional paid in capital	814,337	801,983
Accumulated earnings/(deficit)	11,224,215	(300,247)
Total stockholders’ equity	12,071,562	534,740

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,110,718	$641,151

The accompanying notes are an integral part of these audited financial statements.

HESTIA INSIGHT INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended November 30,
	2020	2019
REVENUE:
Consulting revenue	$111,500	$120,000
Origination fees	31,350
Total revenue	142,850	120,000

OPERATING EXPENSE:
Selling, general and administrative expense	149,254	285,707
Total operating expense	149,254	285,707

OPERATING INCOME/(LOSS)	(6,404)	(165,707)

OTHER INCOME/(EXPENSE):
Interest & dividend income	5,844	1,737
Realized gain/(loss) on equity investments	(9,820)	1,244
Unrealized gain/(loss) on equity investments	11,538,061	(49,561)
Interest expense	(3,219)	(3,314)
Bad debt expense	-	-
Total other income/(expense)	11,530,866	(49,894)

INCOME /(LOSS) BEFORE TAXES	11,524,462	(215,601)

Tax expense	-	-
NET INCOME/(LOSS)	$11,524,462	$(215,601)

Basic net income/(loss) per common share	$0.41	$(0.00)
Diluted net income/(loss) per common share	$0.41	$(0.00)
Ave. common shares outstanding – Basic	28,405,532	74,216,388
Ave. common shares outstanding – Diluted	28,405,532	10,837,753,765

The accompanying notes are an integral part of these audited financial statements.

HESTIA INSIGHT INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended November 30
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss)	$11,524,462	$(215,601)
Adjustments to reconcile net loss to operating cash flows:
Issuance of Hestia Investments, Inc. common stock for services	12,360	40,000
Issuance of Preferred A stock for services		100,000
Issuance of Common B stock for services		46,227
Fair value of stock received as origination fee	(31,350)
Fair value of stock received as consulting income	(11,490,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	-	-
Changes in operating asset and liability account balances:
Accounts receivable	-	-
Accounts payable and accrued interest payable	10,792	6,410
NET ADJUSTMENTS	(11,498,198)	192,637

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	$26,264	$(22,964)

CASH FLOWS FROM INVESTING ACTIVITIES:
Realized loss (gain) on investment equities	9,820	(1,244)
Unrealized loss (gain) on investment equities	(49,561)	49,561
Proceeds (used in) purchase of investment equities	(21,547)	(148,510)
Proceeds provided by investment equities	173,861	18,971
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	$112,573	$(81,222)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds provided by (used in) related party loan in subsidiary	(100,000)	100,000
Proceeds provided by (used in) related party loan	-	(13,773)
Proceeds provided by issuance of common stock	-	603,000
Proceeds provided by issuance of Series B common stock	-	13,773
Proceeds (used) by purchase of Company stock for reverse merger	-	(160,000)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	$(100,000)	$543,000

NET INCREASE (DECREASE) IN CASH	38,837	438,814

CASH – BEGINNING OF PERIOD	559,929	121,115
CASH – END OF PERIOD	$598,766	$559,929

The accompanying notes are an integral part of these audited financial statements.

HESTIA INSIGHT INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock par value $0.001		Series B Common Stock par value $0.001		Preferred Stock par value $0.00001		Treasury Stock	Additional Paid In	Accum. Earnings/	Total Stockholders’
	Shares	Amount	Shares	$	Shares	$	$	Capital	(Deficit)	Equity
Balance, November 30, 2017	147,750,000	$147,750	-	$-	-	$-	$-	$(117,250)	$(12,308)	$18,192
Adjust common stock count to actual per stock transfer agent.	(3,000,000)	(3,000)						3,000		-
Issuance of Hestia Investments, Inc. stock for cash.								175,260		175,260
Net Loss for 12-month period									(86,110)	(86,110)
Balance, November 30, 2018	144,750,000	$144,750	-	$-	-	$-	$	$61,010	$(98,418)	$107,342
Issuance of Hestia Investments, Inc. stock for cash.								603,000		603,000
Issuance of Hestia Investments, Inc. stock for services.								40,000		40,000
Issuance of Hestia Insight Inc. Series B common stock for cash and services.			5,000,000	5,000				55,000		60,000
Issuance of Hestia Insight Inc. Series A preferred stock for services.					10,000,000	100		99,900		100,000
Cancellation of Hestia Insight Inc. Series B common stock.			(4,500,000)	(4,500)			4,500			-
Cancellation of Hestia Insight Inc. Series A preferred stock.					(10,000,000)	(100)	100			-
Reverse common stock split of 1 for 500	(144,460,000)	(144,460)						144,460		-
Issuance of Hestia Insight Inc. common stock to Hestia Investments, Inc. shareholders in share exchange.	27,614,200	27,614						(27,614)		-
Consolidation of Hestia Insight Inc. with Hestia Investments, Inc.								(173,773)	13,772	(160,001)
Net Loss for 12-month period									(215,601)	(215,601)
Balance, November 30, 2019	27,904,200	$27,904	500,000	$500	-	$-	$4,600	$801,983	$(300,247)	$534,740
Issuance of Hestia Insight Inc. common stock for services valued at $12,360	6,000	6						12,354		12,360
Net Profit for 12-month period									11,524,462	11,524,462
Balance, August 31, 2020	27,910,200	$27,910	500,000	$500	-	$-	$4,600	$814,337	$11,224,215	$12,071,562

The accompanying notes are an integral part of these audited financial statements.

HESTIA INSIGHT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2020

Note 1 – Organization and basis of accounting

Nature of Organization

Hestia Insight Inc., (“Hestia” or the “Company”) was incorporated in the State of Nevada on November 19, 2003 and was formerly known as Luxshmi Investments, Inc. until it changed its name on March 27, 2019. The Company, through its wholly owned subsidiary, Hestia Investments Inc., provides strategic consulting and capital market advisory services for selective micro, small and medium sized companies in the healthcare, biotech and fintech sectors.

Basis of Presentation

The accompanying audited consolidated financial statements include the accounts of Hestia Insight Inc. (“Hestia” or the “Company”) consolidated with the accounts of its wholly owned subsidiary Hestia Investments, Inc., a Wyoming corporation. In these notes, the terms “us,” “we” or “our” refer to Hestia Insight Inc. and its consolidated subsidiary.

The accompanying financial statements are prepared on the basis of accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company is a development stage enterprise devoting substantial efforts to establishing its new business, financial planning, raising capital, and research into investments and services which may become part of the Company’s investment and services portfolios. The Company has not realized significant revenues from inception through the date of these financial statements. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and, even if planned principal operations have commenced, revenues are insignificant.

Presented as a Going Concern

The accompanying financial statements have been prepared assuming the continuation of the Company as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. Management of the Company is making efforts to raise additional funding until a registration statement relating to an equity funding facility is in effect. While management of the Company believes that it will be successful in its capital formation and planned operating activities, there can be no assurance that we will be able to raise additional equity capital or be successful in the development and commercialization of the investments and services it develops or enters into collaboration agreements thereon. Ultimately, the Company will need to achieve profitable operations in order to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the reclassification or the amounts that can be recovered from receivables or other assets, or the reclassification or the amounts of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 2 – Summary of significant accounting policies

Cash and Cash Equivalents

For purposes of reporting within the balance sheets and the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, cash on deposit in attorney trust accounts, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Prepaid Expenses

The Company records amounts which have been paid in advance of receiving future economic benefits anticipated by the payment as prepaid expenses. Prepaid expenses are recorded as assets and expensed over the period that the benefits are received from the payment. The Company recorded as prepaid expenses of $0 for the nine months ended August 31, 2020 and the year ended November 30, 2019, respectively.

Right-of-Use Assets

The Company recognizes operating lease assets and lease liabilities in accordance with ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases and makes certain changes to the accounting for lease expenses. The Company has adopted this standard starting for the year ending November 30, 2020, the first year the Company had any leased assets. This standard requires us to increase our assets and liabilities by equal amounts through the recognition of right-of-use assets and lease liabilities for our operating leases and to recognize the initial and the monthly payments as operating expenses when paid or accrued on our Consolidated Statements of Operations and Consolidated Statements of Cash Flows.

On November 2, 2020, the Company entered into an operating lease to lease an automobile for a net initial payment of $4,029 plus 36 monthly payments of $627.24. The Company has expensed $4,657 as a current operating expense for the year ended November 30, 2020 and $0 for the year ended November 30, 2019. Additionally, for the year ended November 30, 2020, the Company has recorded the total remaining 35 payments on the lease as of November 30, 2020 as a Right of Use (ROU) asset of $21,953; the next year’s 12 monthly payments totalling $7,527 as a ROU current liability; and the remaining monthly payments totalling $14,426 as a ROU long term liability.

Investments in Equities

ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”) provides a framework for measuring fair value in accordance with generally accepted accounting principles.

ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).

The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC Topic 820 are described as follows:

●	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.

●	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

●	Level 3 - Prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.

For those investments in equities, including equity securities and partnership interests, that have a “readily determinable fair value,” as defined in ASC Topic 321 and discussed below, or are traded in a verifiable public market and are not restricted for sale in the public market by a restricted stock legend, or can otherwise be reasonably valued using the three levels of the fair value hierarchy under ASC Topic 820 discussed above, we present and carry our investments at their estimate of fair value at net asset value (NAV) as of the balance sheet date. For these equity securities and partnership interests we include the realized and unrealized gains and losses arising from the changes in the fair values during the period as a component of investment gains in the consolidated statements of operations.

For those investments in equities, including equity securities and partnership interests, that do not have a “readily determinable fair value,” or are not traded in a verifiable public market or are restricted for sale in the public market by a restricted stock legend or otherwise, we present and carry our investments using the measurement alternative which is cost minus impairment, if any, plus or minus changes resulting from observable price changes in “orderly transactions,” as defined in ASC 321, for the identical or a similar investment of the same issuer.

Income Taxes

The Company accounts for income taxes pursuant to FASB ASC Topic 740, Income Taxes. Under FASB ASC Topic 740, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry-forward period under the federal tax laws.

Changes in circumstances, including the Company generating significant taxable income, could cause a change in judgment about the reliability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America, also referred to as U.S. GAAP. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheets and the income and expenses for the periods ended as stated in the statements of operations.

Revenue Recognition

The Company recognizes consulting income in accordance with ASC 606. This standard’s stated core principle is that an entity should recognize revenue to depict the transfer of promised services or goods to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASC 606 includes provisions within a five-step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation.

Our consulting revenues currently consist of consulting contracts for professional services that are performed over a stated period of time. We recognize income for each contract on a pro-rata basis over the stated period of time as we satisfy a performance obligation.

The Company recognizes loan origination fees in accordance with ASC Topic 310-20, “Receivables Nonrefundable Fees and Other Costs.” Accordingly, revenue from loan origination fees, net of their direct costs, are deferred and amortized over the life of the loan to which they relate. Loan origination fees include fees for services and costs to originate, renew or restructure a loan, including costs directly related to evaluating the financial performance of the potential borrower and preparing loan documentation. Currently, the Company considers the costs of the loan origination fees to be immaterial for financial reporting purposes and therefore does not directly allocate the costs of these services.

Our origination fees currently consist of our debtor’s stock that we have received from originating and renewing certain loans to the debtor. The amount of the origination fee is determined as the value of the stock on the sooner of the first date the Company receives the debtor’s stock without a restricted stock legend, or the first date the Company can otherwise ascertain the readily determinable value of the debtor’s stock.

In accordance with “ASC 321 Investments – Equity Securities,” described below, if stock or other equity securities are received for consulting income or origination fees then the value is measured at the cost of the equity securities minus impairment, if any, plus or minus changes resulting from observable price changes in “orderly transactions,” as defined, for the identical or a similar investment of the same issuer. The Company considers equity securities that have a restricted stock legend that restricts their free trading to have no readily determinable fair value, unless the Company can substantiate that a different value could be received for the identical or similar investment of the same issuer.

Subsequent Events

The Company evaluated subsequent events through the date when these financial statements are issued for disclosure consideration.

Adoption of Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that management of the Company believes may impact its financial statements. Management does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Recent Accounting Pronouncements

Effective December 1, 2017, the Company adopted Accounting Standards Update (“ASU”) 2016-01 “Financial Instruments—Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 adds a new Topic, “ASC 321 Investments – Equity Securities” to the FASB Accounting Standards Codification, which provides guidance on accounting for all equity investments.

The guidance in ASC 321 allows a measurement exception for those equity investments that do not have a “readily determinable fair value,” as defined therein, and do not qualify to be measured using the practical expedient to estimate fair value at net asset value (NAV) of the investee in accordance with ASC 820-1035-59, Fair Value Measurement and Disclosure. The measurement alternative allows those investments to be measured at their cost minus impairment, if any, plus or minus changes resulting from observable price changes in “orderly transactions,” as defined, for the identical or a similar investment of the same issuer. Hestia has elected to use this measurement exception. See Note 3 below for a detailed listing of the Company’s investment in equities to which the measurement exception applies.

Note 3 – Investment in Equities

The following equity investments that have a readily determinable fair value are measured using ASC Topic 820, discussed above. The following equities without a readily determinable fair value use the measurement alternative of ASC Topic 321 and are measured at their cost minus impairment, if any, plus or minus changes resulting from observable price changes in “orderly transactions,” as defined, for the identical or a similar investment of the same issuer.

Description	How Acquired	Readily Determinable Fair Value	Cost	Current Changes	Cumulative Impairments	Cumulative Adjust.	Nov. 30, 2020 Bal. Sheet Value

7,250,000 shares of restricted stock in Patient Access Solutions, Inc. (“PASO” on OTCMarkets.com)	Origination Fees	No	$0	$0	$0	$0	$0
4,135,614 shares of restricted stock in Patient Access Solutions, Inc. (“PASO” on OTCMarkets.com)	Consulting Income	No	$0	$0	$0	$0	$0
3,334 shares of stock in Canibiola, Inc. (“CANB” on OTCMarkets.com)	Consulting Income	Yes	$0	$1,500	$0	$0	$1,500
13,343,203 shares of restricted common stock in BHPA, Inc (“BHPA” on OTCMarkets.com)	Consulting Income	Yes*	$0	$11,488,500	$0	$0	$11,488,500
400,000 shares of restricted preferred stock in BHPA, Inc (“BHPA” on OTCMarkets.com)	Consulting Income	No	$0	$0	$0	$0	$0
Totals			$0	$11,490,000	$0	$0	$11,490,000

*	The Company uses a put option method to estimate the fair value of the 13,343,203 shares of restricted common stock of BHPA, Inc. The put option method uses assumptions that are considered to be Level 3 inputs as defined by ASC Topic 820, discussed above. The method explicitly incorporates the duration of the restriction that is assumed to be removed on June 21, 2021, and the characteristics of the underlying security, to calculate a discount for the lack of marketability. The principal economic factor underlying a discount for lack of marketability is the increased risk resulting from the inability to quickly and efficiently return the investment to a cash position. The put option method estimates the value of a protective put option using Black-Scholes. The value of the protective put option was used to estimate a discount for the lack of marketability associated with the restrictions on transfer of the security over the remaining term of the restriction. The stock price input used in the model was BHPA, Inc.’s quoted trading prices. The following are additional Level 3 inputs:

		Year Ended November 30,
		2020	2019

●	Remining term (year)	.06 – 1.0	1.6 – 2.0
●	Volatility	266.62% - 341.79%	385.08% - 434.23%
●	Risk Free Rate	0.09% - 0.17%	1.61% - 1.77%
●	Dividend	0%	0%

Note 4 – Share Exchange Agreement

On May 16, 2019, the Company entered into a share exchange agreement with Hestia Investments, Inc. to exchange on a 1 for 1 basis, 27,614,200 shares of the Company’s common stock for 27,614,200 shares of Hestia Investments, Inc. that were owned by 100% of the then-shareholders of Hestia Investments, Inc.

Note 5 – Discontinued Operations

The Company in 2015, when it was formerly known as Luxshmi Investments, Inc. and prior to its 2019 share exchange with Hestia Investments, Inc., shutdown all of its operations and fully impaired all assets and liabilities by reducing their stated value to $-0-. Based on the passage of time permitted by the statute of limitations to file claims arising prior to 2016, and with the absence of a substantial amount of the old records that were obtained through the first quarter 2019, the Company recorded the effects of this impairment as a discontinued operations expense in 2015. This 2015 expense is carried as part of the accumulated deficit on the balance sheets for periods ending after December 31, 2015.

Note 6 – Income Taxes

The Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted on December 22, 2017. The 2017 Tax Act includes a number of changes to existing U.S. income tax laws that affect the Company, most notably a reduction of the top U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. The 2017 Tax Act also provides for the acceleration of depreciation for certain assets placed in service after September 27, 2017 as well as changes beginning in 2018, including additional limitations on the deductibility of executive compensation and interest.

On May 16, 2019 the Company entered into a share exchange agreement which resulted in Hestia Investments, Inc. becoming a wholly owned subsidiary of the Company and the former shareholders Hestia Investments Inc becoming the new majority shareholders of the Company. Prior to this date the Company and Hestia Investments, Inc., have been taxed as separate C-Corporations for federal income tax purposes.

The provision (benefit) for income taxes for years ended November 30, 2020 and November 30, 2019 consist of the following:

	Nov. 30, 2020	Nov. 30, 2019
Current:
Federal	$0	$0
State	0	0
Total Current	$0	$0
Deferred:
Federal	$0	$0
State	0	0
Change in valuation	0	0
Total provision (benefit)	$0	$0

The Company, and its subsidiary have net deferred tax assets resulting from net operating loss (“NOL”) carryforwards. These NOL carryforwards are subject to limitations on their use and availability. Under the 2017 Tax Act, NOL carryforwards can offset only 80% of taxable income in any given tax year and are significantly or completely reduced whenever there is a substantial change in the ownership of the Corporation.

The income tax provision (benefit) differs from the amount computed by applying the U.S. federal statutory tax rate of 21% in 2020 and 2019 to net income (loss) before income taxes for the year ended November 30, 2020 and year ended November 30, 2019 and adjusting for the following:

	Nov. 30, 2020	Nov. 30, 2019
Net income (loss) before taxes	$11,534,085	$(215,601)
US federal income tax rate	21%	21%

Computed expected tax provision (benefit)	2,422,158	(45,276)
Permanent differences	-	-
Timing differences	(2,422,158)
Limitations on NOL carryforwards due to change in stock ownership of the Corporation		45,276
Federal income tax provision	$-	$-

The Company and its subsidiary file income tax returns in the U.S. federal jurisdiction and, if necessary, in various state and local jurisdictions. All tax years from 2016 to 2020 are subject to examination.

Note 7 – Related party transactions

Note Payable to Custodian Ventures, LLC

During the year ended November 30, 2018, Custodian Ventures, LLC advanced a total of $13,773 to the Company for payment of registration, legal and accounting fees. This loan is unsecured, non-interest bearing, and has no specific terms for repayment. Custodian Ventures, LLC is owned by David Lazar, the former director and president of Luxshmi Investments, Inc., now known as Hestia Insight Inc.

On December 12, 2018, the Company issued 5,000,000 shares of Series B common stock to Custodian Ventures LLC with a par value of $0.001 for shares valued at $60,000 in exchange for settlement of $13,772 in a related party debt owed to Custodian Ventures, LLC plus $46,228 for David Lazar’s services, as the director and president of Luxshmi Investments, Inc., now known as Hestia Insight Inc.

On March 1, 2019, the Company issued 10,000,000 shares of Series A preferred stock to Custodian Ventures LLC with a par value of $0.00001 for shares valued at $100,000 in exchange for David Lazar’s services, valued at $100,000 as the director and president of Luxshmi Investments, Inc., now known as Hestia Insight Inc.

Note Payable to ECL Capital Partners Corp.

On 11/20/18 ECL Capital Partners Corp. loaned Hestia Investments, Inc. $100,000 pursuant to a promissory note that is due October 31, 2020. The note is unsecured and bears a simple interest rate of 3.5% on the unpaid principal balance. Mr. Edward Lee is the president and sole owner of ECL Capital Partners Corp. and the president and sole director of Hestia Insight Inc. As of November 30, 2020, the principal and interest on this note have been fully paid.

Note 8 – Note Receivable Patient Access Solutions, Inc.

Effective October 1, 2019, the Company received a Note Receivable (the “Note”) in the amount of $50,000 from Patient Access Solutions, Inc. (“PASO” on OTCMarkets.com) to compensate the Company for consulting services to PASO over a six-month period ending February 6, 2020. The Note is due on October 31, 2020, however due to the doubtful ability to collect on this Note, no income or receivable amount has or will be accrued until payment of this Note is received. The Note provides simple interest at the rate of ten percent (10%) on the unpaid principal sum outstanding. Patient Access Solutions, Inc. will also provide five hundred thousand (500,000) common shares of PASO’s stock in the Company’s name upon acceptance of this agreement. Additionally, the Company has conversion rights until this Note is no longer outstanding, whereby this Note may be convertible into shares of PASO’s common stock at a price of $0.10 per share (the “Set Price”) or 40% discount of the lowest bid price based on a 5 day average at the option of the Company, in whole or in part whichever is less.

On October 29, 2020, the Company exercised its conversion rights on this note and received 2,635,614 shares of restricted common stock, the value of which will be recognized as consulting income when the restrictions on the stock are removed or the fair value of the stock becomes readily determinable, whichever comes first.

Note 9 – Common Stock

On December 12, 2018, the Company created 5,000,000 shares of Series B common stock with par value $0.001, out of the 290,000,000 shares of common stock already authorized by the corporation. The Series B common stock has the same powers, designation, preferences and relative participating, optional and other special rights, and the qualifications, limitations and restrictions as the originally issued common stock except that the holder of each share of Series B common stock has the right to forty-one (41) votes for each share of Series B.

On December 12, 2018, the Company issued 5,000,000 shares of Series B common stock to Custodian Ventures, LLC, a related party, with a par value of $0.001 for shares the Company valued at $60,000 in exchange for settlement of the $13,776 in related party debt owed to Custodian Ventures, LLC and David Lazar’s services, valued at $46,224 as the director and president of Luxshmi Investments, Inc., now known as Hestia Insight Inc. The Company’s valuation of $60,000 for this stock is equal to the amount that Hestia Investments, Inc. paid for this stock.

On March 27, 2019 the Company authorized a 1 for 500 reverse stock split on the 144,750,000 shares issued and outstanding as of April 16, 2019. After giving consideration for fractional shares that were rounded up to the next whole share, this left the Company with 290,000 shares issued and outstanding prior to the share exchange agreement it entered into with the shareholders of Hestia Investments, Inc. on May 16, 2019. See Note 4 – Share Exchange Agreement above.

On November 21, 2019 the Company retired and cancelled 4,500,000 shares out of the 5,000,000 shares of Series B common stock that was authorized and outstanding on that date and recognized the $4,500 par value of these shares as treasury stock. This left 500,000 shares of Series B common stock authorized and outstanding as of November 21, 2019.

On September 10, 2020, the Company issued 6,000 shares to an unrelated independent contractor valued at $12,360 for services valued at $12,360.

Note 10 – Preferred Stock

On February 26, 2019 the Company designated 10,000,000 shares of its authorized preferred shares as Series A preferred stock with the specific powers, preferences, rights and limitations described below.

On March 1, 2019, the Company issued 10,000,000 shares of Series A preferred stock to Custodian Ventures LLC with a par value of $0.00001 for shares valued at $100,000 in exchange for David Lazar’s services, valued at $100,000 as the director and president of Luxshmi Investments, Inc., now known as Hestia Insight Inc. The Company’s valuation of $100,000 for this stock is equal to the amount that Hestia Investments, Inc. paid for this stock.

On November 21, 2019, the Company retired and cancelled all Series A preferred stock and recognized the $100 par value of these shares as treasury stock. On November 24, 2019 the Company filed a “Certificate, Amendment or Withdrawal of Designation” with the Nevada Secretary of State that withdrew the Series A preferred stock designation leaving no Series A preferred stock authorized or outstanding as of that date.

The Series A preferred stock, before the designation of the entire series was withdrawn on November 24, 2019, was entitled to the following specific powers, preferences, rights and limitations:

1.	Dividend Provisions - Entitled to receive dividends, out of any assets legally available therefor, upon any payment of any dividend (payable other than in common stock or other securities and rights convertible into or entitling the holder thereof to receive, directly or indirectly, additional shares of common stock of the Corporation) on the common stock of the Corporation, as and if declared by the Board of Directors, as if the Series A preferred stock had been converted into common stock.

2.	Liquidation Preference - Entitled to receive, prior and in preference to any distribution of any of the assets of the Corporation to the holders of common stock by reason of their ownership thereof, an amount per share equal to the price per share actually paid to the Corporation upon the initial issuance of the Series preferred stock (each, the “the Original Issue Price”) for each share of Series A preferred stock then held by them, plus declared but unpaid dividends.

3.	Conversion Rights – Entitled to convert into such of number of fully paid and nonassessable shares of common stock as is determined by dividing the Original Issue Price of the Series A preferred stock, $0.00001, by the Series A Conversion Price applicable to such share, in effect on the date the certificate is surrendered for conversion. The initial Series A Conversion Price per share shall be $0.000000006745249 for shares of Series A preferred stock.

4.	Voting Rights - The holder of each share of Series A preferred stock shall have the right to one vote for each share of common stock into which such preferred stock could then be converted, on an as-converted basis, and with respect to such vote, such holder shall have full voting rights and powers equal to the voting rights and powers of the holders of common stock.

5.	Protective Provisions - the Corporation shall not without first obtaining the approval (by vote or written consent, as provided by law) of the holders of at least a majority of the then outstanding shares of Series A preferred stock to:

a.	amend or repeal any provision of the Company’s Articles of Incorporation or bylaws if such action would materially and adversely change the rights, preferences or privileges of the Series A preferred stock;

b.	increase or decrease (other than by redemption or conversion) the total number of authorized shares of Series A preferred stock; or

c.	redeem shares of common stock (other than shares repurchased upon termination of an officer, employee or director pursuant to a restricted stock purchase agreement).

Note 11 – Subsequent Events

The Company evaluates events that occur after the period end date through the date the financial statements are available to be issued. Accordingly, management has evaluated subsequent events through March 15, 2021, and has determined that the following subsequent event requires disclosure in these financial statements:

On March 1, 2021, Hestia Investments returned to the Company for cancellation its remaining 500,000 shares of Series B Common Stock and, accordingly, the Company cancelled the remaining outstanding 500,000 shares of Series B Common Stock.

