Form 10-Q
period 2021-02-28
Hestia Insight Inc.
filed 2021-04-19
CIK 1813603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 024-11289

HESTIA INSIGHT INC.

(Exact name of Registrant as specified in its charter)

Nevada	85-0994055
(State of incorporation)	(I.R.S. Employer Identification No.)

400 S. 4th Street Suite 500

Las Vegas, NV 89101

(Address of principal executive offices) (zip code)

(702) 793-4028

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐     No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

As of April 19, 2021, 27,916,200 shares of common stock, par value $0.001 per share, were issued and outstanding.

HESTIA INSIGHT INC.

FORM 10-Q

February 28, 2021

i

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this report. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and information contained in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330 .

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects .

Unless otherwise indicated, references in this report to “we,” “us” or the “Company” refer to Hestia Insight Inc. and its subsidiaries.

ii

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements.

HESTIA INSIGHT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of February 28, 2021 (Unaudited) and November 30, 2020

	February 28, 2021	November 30, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$557,223	$598,765
Investments in equities	19,567,769	11,490,000
Note receivable; net of allowance for doubtful accounts of $50,000 and $50,000 as of February 28, 2021 and November 30, 2020, respectively.		-
Total current assets	20,124,992	12,088,765

FIXED ASSETS:
Right-of-Use auto lease	20,072	21,953

TOTAL ASSETS	$20,145,064	$12,110,718

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$6,177	$17,203
Related party – loans payable		-
Right-of-Use current liability	7,527	7,527
Total current liabilities	13,704	24,730

LONG TERM LIABILITIES:
Right-of-Use long term liability	12,545	14,426

TOTAL LIABILITIES	26,249	39,156

STOCKHOLDERS’ EQUITY:
Common stock, par value $0.001 per share; 285,000,000 shares authorized; 27,916,200 and 27,910,200 shares issued and outstanding as of February 28, 2021 and November 30, 2020, respectively.	27,916	27,910

Series B common stock, par value $0.001 per share; 5,000,000 shares authorized; 500,000 and 500,000 issued and outstanding as of February 28, 2021 and November 30, 2020, respectively.	500	500

Treasury Stock, 4,600,000 shares as of February 28, 2021 and November 30, 2020, respectively	4,600	4,600
Additional paid in capital	826,691	814,337
Accumulated earnings	19,259,108	11,224,215
Total stockholders’ equity	20,118,815	12,071,562

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,145,064	$12,110,718

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HESTIA INSIGHT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

for the Three Months Ended February 28, 2021 and February 29, 2020 (Unaudited)

	For the Three Months Ended
	Feb. 28, 2021	Feb. 29, 2020
REVENUE:
Consulting revenue	$10,000	$30,000
Origination fees	-	-
Total revenue	10,000	30,000

OPERATING EXPENSE:
Selling, general and administrative expense	52,906	29,964
Total operating expense	52,906	29,964

OPERATING INCOME/(LOSS)	(42,906)	36

OTHER INCOME/(EXPENSE):
Interest & dividend income	30	332
Realized gain/(loss) on equity investments		2,403
Unrealized gain/(loss) on equity investments	8,077,770	(10,741)
Interest expense		(885)
Bad debt expense
Total other income/(expense)	8,077,800	(8,891)

INCOME /(LOSS) BEFORE TAXES	8,034,893	(8,855)

Tax expense	-	-
NET INCOME/(LOSS)	$8,034,893	$(8,855)

Basic net income/(loss) per common share	$0.28	$(0.00)
Diluted net income/(loss) per common share	$0.28	$(0.00)
Ave. common shares outstanding – Basic	28,413,503	28,404,200
Ave. common shares outstanding – Diluted	28,413,503	28,404,200

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HESTIA INSIGHT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended February 28, 2021 (Unaudited)

	Common Stock par value $0.001		Series B Common Stock par value $0.001		Preferred Stock par value $0.00001			Treasury Stock	Additional Paid In	Accum. Earnings/	Total Stockholders’
	Shares	Amount	Shares	$	Shares	$		$	Capital	(Deficit)	Equity
Balance, November 30, 2017	147,750,000	$147,750	-	$-	-		$-	$-	$(117,250)	$(12,308)	$18,192
Adjust common stock count to actual per stock transfer agent.	(3,000,000)	(3,000)							3,000		-
Issuance of Hestia Investments, Inc. stock for cash.									175,260		175,260
Net Loss for 12-month period										(86,110)	(86,110)
Balance, November 30, 2018	144,750,000	$144,750	-	$-	-		$-	$	$61,010	$(98,418)	$107,342
Issuance of Hestia Investments, Inc. stock for cash.									603,000		603,000
Issuance of Hestia Investments, Inc. stock for services.									40,000		40,000
Issuance of Hestia Insight Inc. Series B common stock for cash and services.			5,000,000	5,000					55,000		60,000
Issuance of Hestia Insight Inc. Series A preferred stock for services.					10,000,000		100		99,900		100,000
Cancellation of Hestia Insight Inc. Series B common stock.			(4,500,000)	(4,500)				4,500			-
Cancellation of Hestia Insight Inc. Series A preferred stock.					(10,000,000)		(100)	100			-
Reverse common stock split of 1 for 500	(144,460,000)	(144,460)							144,460		-
Issuance of Hestia Insight Inc. common stock to Hestia Investments, Inc. shareholders in share exchange.	27,614,200	27,614							(27,614)		-
Consolidation of Hestia Insight Inc. with Hestia Investments, Inc.									(173,773)	13,772	(160,001)
Net Loss for 12-month period										(215,601)	(215,601)
Balance, November 30, 2019	27,904,200	$27,904	500,000	$500	-		$-	$4,600	$801,983	$(300,247)	$534,740
Issuance of Hestia Insight Inc. common stock for services valued at $12,360	6,000	6							12,354		12,360
Net Profit for 12-month period										11,524,462	11,524,462
Balance November 30, 2020	27,910,200	$27,910	500,000	$500	-		$-	$4,600	$814,337	$11,224,215	$12,071,562
Issuance of Hestia Insight Inc. common stock for services valued at $12,360	6,000	6							12,354		12,360
Net Profit for 3-month period										8,034,893	8,034,893
Balance February 28, 2021	27,916,200	$27,916	500,000	$500		$		$4,600	$826,691	$19,259,108	$12,118,815

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HESTIA INSIGHT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended February 28, 2021 and February 29, 2020 (Unaudited)

	For the Three Months Ended
	Feb. 28, 2021		Feb. 29, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss)		$8,034,893	$(8,855)
Adjustments to reconcile net income/(loss) to operating cash flows:
Issuance of common stock for services		12,360
Realized loss (gain) on investment equities			(2,403)
Unrealized loss (gain) on investment equities		(8,077,770)	10,741
Changes in operating asset and liability account balances:
Accounts receivable
Accounts payable and accrued interest payable		(11,025)	4,882
NET ADJUSTMENTS		8,076,435)	13,220

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES		$(41,542)	$4,365

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds (used in) purchase of investment equities		-	-
Proceeds provided by investment equities		-	44,282
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES		$-	$44,282

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds provided by (used in) related party loan in subsidiary		-	-

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	$		$-

NET INCREASE (DECREASE) IN CASH		(41,542)	48,647

CASH – BEGINNING OF PERIOD		598,765	559,929
CASH – END OF PERIOD		$557,223	$608,576

HESTIA INSIGHT INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2021

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Hestia Insight Inc. (“Hestia” or the “Company”) consolidated with the accounts of its wholly owned subsidiaries Hestia Investments, Inc., a Wyoming corporation and HSTA Health, Inc., a Nevada corporation. In these notes, the terms “us,” “we” or “our” refer to Hestia Insight Inc. and its consolidated subsidiary.

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

Prepaid Expenses

The Company records amounts which have been paid in advance of receiving future economic benefits anticipated by the payment as prepaid expenses. Prepaid expenses are recorded as assets and expensed over the period that the benefits are received from the payment. The Company recorded as prepaid expenses of $0 and $0 for the three months ended February 28, 2021 and the year ended November 30, 2020, respectively.

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

On November 2, 2020, the Company entered into an operating lease to lease an automobile for a net initial payment of $4,029 plus 36 monthly payments of $627.24. The Company has expensed $1,882 as a current operating expense for the three months ended February 28, 2021 and $4,657 for the year ended November 30, 2020. For the three months ended February 28, 2021 the Company has recorded the total remaining 32 payments on the lease as a Right of Use (ROU) asset of $20,072; the next 12 monthly payments totaling $7,527 as a current liability; and the remaining monthly payments as a ROU long term liability of $12,545. For the year ended November 30, 2020, the Company has recorded the total remaining 35 payments on the lease as a Right of Use (ROU) asset of $21,953; 12 monthly payments totaling $7,527 recorded as a ROU current liability; and the remaining monthly payments totaling $14,426 as a ROU long term liability.

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

Description	How Acquired	Readily Determinable Fair Value	Cost	Current Changes	Cumulative Impairments	Cumulative Adjust.	Feb. 28, 2021 Bal. Sheet Value

7,400,000 shares of restricted stock in Patient Access Solutions, Inc. (“PASO” on OTCMarkets.com)	Origination Fees	No	$0	$0	$0	$0	$0
4,135,614 shares of restricted stock in Patient Access Solutions, Inc. (“PASO” on OTCMarkets.com)	Consulting Income	No	$0	$0	$0	$0	$0
3,334 shares of stock in Canibiola, Inc. (“CANB” on OTCMarkets.com)	Consulting Income	Yes	$0	$466	$0	$1,500	$1,966
13,343,203 shares of restricted common stock in BHPA, Inc (“BHPA” on OTCMarkets.com)	Consulting Income	Yes*	$0	$8,077,303	$0	$11,488,500	$19,565,803
400,000 shares of restricted preferred stock in BHPA, Inc (“BHPA” on OTCMarkets.com)	Consulting Income	No	$0	$0	$0	$0	$0
Totals			$0	$8,077,769	$0	$11,490,000	$19,567,769

*	The Company uses a put option method to estimate the fair value of the 13,343,203 shares of restricted common stock of BHPA, Inc. The put option method uses assumptions that are considered to be Level 3 inputs as defined by ASC Topic 820, discussed above. The method explicitly incorporates the duration of the restriction that is assumed to be removed on June 21, 2021, and the characteristics of the underlying security, to calculate a discount for the lack of marketability. The principal economic factor underlying a discount for lack of marketability is the increased risk resulting from the inability to quickly and efficiently return the investment to a cash position. The put option method estimates the value of a protective put option using Black-Scholes. The value of the protective put option was used to estimate a discount for the lack of marketability associated with the restrictions on transfer of the security over the remaining term of the restriction. The stock price input used in the model was BHPA, Inc.’s quoted trading prices. The following are additional Level 3 inputs:

Period Ending
		Feb. 28, 2021	Nov. 30, 2020

●	Remining term (year)	0.31-.06	.06 – 1.0
●	Volatility	239.162%-266.62%	266.62% - 341.79%
●	Risk Free Rate	0.04%-0.09%	0.09% - 0.17%
●	Dividend	0%	0%

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

The provision (benefit) for income taxes for three months ended February 28, 2021 and the year ended November 30, 2010 consist of the following:

	Feb. 28, 2021	Nov. 30, 2020
Current:
Federal	$0	$0
State	0	0
Total Current	$0	$0
Deferred:
Federal	$0	$0
State	0	0
Change in valuation	0	0
Total provision (benefit)	$0	$0

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

The income tax provision (benefit) differs from the amount computed by applying the U.S. federal statutory tax rate of 21% in 2021 and 2020 to net income (loss) before income taxes for the three months ended February 28, 2021 and year ended November 30, 2020 and adjusting for the following:

	Feb. 28, 2021	Nov. 30, 2020
Net income (loss) before taxes	$8,034,893	$11,534,085
US federal income tax rate	21%	21%

Computed expected tax provision (benefit)	1,687,327	2,422,158
Permanent differences	-	-
Timing differences	(1,687,327)	(2,422,158)
Limitations on NOL carryforwards due to change in stock ownership of the Corporation
Federal income tax provision	$-	$-

The Company and its subsidiary file income tax returns in the U.S. federal jurisdiction and, if necessary, in various state and local jurisdictions. All tax years from 2017 to 2021 are subject to examination.

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

Note 8 – Note Receivable Patient Access Solutions, Inc.

Effective October 1, 2019, the Company received a Note Receivable (the “Note”) in the amount of $50,000 from Patient Access Solutions, Inc. (“PASO” on OTCMarkets.com) to compensate the Company for consulting services to PASO over a six-month period ending February 6, 2020. The Note was due on October 31, 2020, however due to the doubtful ability to collect on this Note, no income or receivable amount has or will be accrued until payment of this Note is received. The Note provides simple interest at the rate of ten percent (10%) on the unpaid principal sum outstanding. Patient Access Solutions, Inc. will also provide five hundred thousand (500,000) common shares of PASO’s stock in the Company’s name upon acceptance of this agreement. Additionally, the Company has conversion rights until this Note is no longer outstanding, whereby this Note may be convertible into shares of PASO’s common stock at a price of $0.10 per share (the “Set Price”) or 40% discount of the lowest bid price based on a 5-day average at the option of the Company, in whole or in part whichever is less.

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

On January 10, 2021, the Company issued 6,000 shares to an unrelated independent contractor valued at $12,360 for services valued at $12,360.

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

Note 11 – Subsequent Events

The Company evaluates events and transactions occurring subsequent to the date of the condensed consolidated financial statements for matters requiring recognition or disclosure in the condensed consolidated financial statements. The accompanying condensed consolidated financial statements consider events through the date on which the condensed consolidated financial statements were available to be issued.

On March 1, 2021, Hestia Investments returned to the Company for cancellation its remaining 500,000 shares of Series B Common Stock and, accordingly, the Company cancelled the remaining outstanding 500,000 shares of Series B Common Stock.

Impact of COVID-19 Pandemic

In December 2019, a novel coronavirus disease (“COVID-19”) was reported and in January 2020, the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic.

The broader implications of COVID-19 on our results of operations and overall financial performance remain uncertain. We may experience business disruptions that could materially impact our business, results of operations and overall financial performance in future periods. See Risk Factors in our Annual Report on Form 10-K for the year ended November 30, 2020 for further discussion of the possible impact of the COVID-19 pandemic on our business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Hestia Insight Inc. for the three months ended February 28, 2021 and 2020 should be read in conjunction with the Hestia Insight Inc. unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on March 15, 2021. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Going Concern

We have a limited operating history and our continued growth is dependent upon the continuation of providing medical consulting services to our clients, generating revenue, and obtaining additional financing to fund future obligations, and pay liabilities arising from normal business operations. We had accumulated earnings of $19,259,108 at February 28, 2021. The report of our independent registered public accounting firm on our financial statements for the year ended November 30, 2020 contained an explanatory paragraph regarding our ability to continue as a going concern based upon cash used in operating activities and the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These factors, among others, raised substantial doubt about our ability to continue as a going concern. Our financial statements appearing elsewhere in this report do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate significant revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company. The financial statements contained herein do not include any adjustments that might result from the outcome of this uncertainty.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three Months Ended February 28, 2021 and February 29, 2020

Revenue

For the three months ended February 28, 2021, total revenues amounted to $10,000, which consisted of $10,000 of consulting revenue. For the three months ended February 29, 2020, revenue was $30,000, all of which was consulting revenue. The decrease of revenue was due to the completion of a significant consulting contract.

Cost of Revenue

Cost of revenue includes the cost of internal labor and related benefits, travel expenses related to consulting services, subcontractor costs, other related consulting costs, and other overhead costs. These costs are recorded as operating expenses.

For the three months ended February 28, 2021, operating expenses were $52,906 representing an increase of $22,942 over the operating expenses of $29,964 for the three months ended February 29, 2020. The increase of cost of revenue was mainly driven by an increase in professional fees related to becoming and being a public company.

Operating Expenses

For the three months ended February 28, 2021 and February 29, 2020, operating expenses consisted of the following:

	For the Three Months Ended February 28, 2021	For the Three Months Ended February 29, 2010
Selling expense	$0	$0
Professional fees	48,936	17,740
Other general and administrative	3,970	12,224
	$52,906	$29,964

●	Our selling expense mainly includes our marketing and sales staff’s salaries and related benefits, and travel and entertainment costs incurred by our sales department. Selling expense totaled $0 for the three months ended February 28, 2021, and $0 for the three months ended February 29, 2020. Selling expense as a percentage of revenue for the three months ended February 28, 2021 was 0%.

●	Professional fees primarily consisted of accounting fees, legal service fees, consulting fees, investor relations service charges and other fees incurred for services related to becoming and being a public company. For the three months ended February 28, 2021 and February 29, 2021, professional fees amounted to $48,936 and $17,740, respectively, an increase of $31,196 or 176%. The increase was mainly attributable to an increase in legal services to become a public company of $14,000 combined with an increase in audit fees incurred of approximately $10,000, an increase in professional fees for our contractors in China of $7,000 and an increase in professional fees related to being a public company of approximately $12,341. These increases are offset by a decrease in accounting fees of approximately $3,000 incurred for services performed by our financial consultant. We expect professional fees to increase as we incur significant costs associated with our public company reporting requirements, and costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission.

●	Other general and administrative expenses mainly consisted of travel and entertainment, office supplies, rent, OTC markets application and listing fees, bank service charges and other miscellaneous items. Other general and administrative expenses totaled $3,970 for the three months ended February 28, 2021, as compared to $12,224 for the three months ended February 29, 2020, a decrease of $8,254 or 67%. The decrease was primarily attributable to a decrease in travel and entertainment of approximately $8,272, and other miscellaneous general and administrative expenses of $1,890. These decreases are offset by an increase in automobile lease expense of $474.64.

Income (Loss) from Operations

As a result of the foregoing, for the three months ended February 28, 2021, loss from operations amounted to $42,906, as compared to gain from operations of $36 for the three months ended February 29, 2020.

Other Income

Other income includes interest income from bank deposits, interest income from loans receivable amounted to $30 and $332, for the three months ended February 28, 2021 and for the three months ended February 29, 2020, respectively.

The Company had realized gains on equity investments of $0 for the three months ended February 28, 2021 and $2,403 for the three months ended February 29, 2020. The Company had unrealized gains on equity investments of $8,077,770 for the three months ended February 28, 2021 and $10,741 in unrealized losses on equity investments for the three months ended February 29, 2020.

Income Taxes

We did not have any income taxes expense for the three months ended February 28, 2021 and February 29, 2020 since we did not have any taxable income in the periods which was not reduced by prior net operating loss carryforwards or reduced by the exclusion of any unrealized gains/(losses) on equity investments, which are excluded from our taxable income until they become realized gains/(losses) on equity investments.

Net Income (Loss)

Net income for the three months ended February 28, 2021 was $8,034,893 and net loss for the three months ended February 29,2020 was $8,855.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At February 28, 2021 and November 30, 2020, we had cash balances of approximately $557,233 and $598,765, respectively. These funds are kept in financial institutions located in United States. We had total liabilities of $26,249, at February 28, 2021, of which $20,072 is a liability for the future 32 monthly lease payments of $627.24 for the Right-of-Use lease of an automobile; $6,177 for accounts payable and accrued liabilities and $0 is a loan payable to a related party. We had total liabilities of $39,156 at November 30, 2020, of which $21,953 is a liability for the future 35 monthly lease payments of $627.24 for the Right-of-Use lease of an automobile; $17,203 for accounts payable and accrued liabilities and $0 is a loan payable to a related party. As of February 28, 2021, and November 30, 2020, the Company had accumulated earnings of $19,259,108 and $11,224,215, respectively.

We currently have no agreements and arrangements with any person to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Covid 19

A novel strain of coronavirus (“Covid-19”) emerged globally in December 2019 and has been declared a pandemic. The extent to which Covid-19 will impact our customers, business, results and financial condition will depend on current and future developments, which are highly uncertain and cannot be predicted at this time. While the Company’s day-to-day operations beginning March 2020 have been impacted, we have suffered less immediate impact as most staff and contractors can work remotely and can continue to develop our product offerings.

That said, we have seen our business opportunities develop more slowly as business partners and potential customers are dealing with Covid-19 issues, working remotely and these issues are causing delays in decision making and finalization of negotiations and agreements.

Cash flows from Operating Activities

Operating activities used $41,542 in cash during the three months ended February 28, 2021, as compared with providing $4,365 for the three months ended February 29, 2020 resulting mainly from a net realized gain of $2,403 for the three months ended February 29, 2020.

Cash flows from Investing Activities

For the three months ended February 28, 2021, the Company’s cash flow in investing activities provided $0, and for the three months ended February 28, 2020, the cash flow in investing activities provided $44,282 of cash flow.

Cash flows from Financing Activities

For the three months ended February 28, 2021, the Company neither used nor provided any cash flows in financing activities, and for the three months ended February 29, 2021, the Company’s financing activities neither used nor provided any cash flows.

Our capital requirements for the next twelve months primarily relate to cash to pay salaries, consulting fees and fees related to third parties’ professional services. All funds received have been primarily expended in the furtherance of growing the business. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

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

Going Concern.

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company incurred a net profit of $8,034,893 for the three months ended February 28, 2021 and a net loss of $8,855 for the three months ended February 29, 2020. The Company had accumulated earnings of $19,259,108 as of February 28, 2021, and accumulated earnings of $11,224,215 as of November 30, 2020. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We presently do not have any contractual obligations.

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

Inflation

The effect of inflation on our revenue and operating results was not significant.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of February 28, 2021.

Changes in Internal Controls over Financial Reporting

There were no changes (including corrective actions with regard to material weakness) in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are subject to ordinary routine litigation incidental to our normal business operations. We are not currently a party to any litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business, operating results, cash flows or financial condition.

ITEM 1A. RISK FACTORS

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended November 30, 2020. There has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

On September 10, 2020, the Company issued 6,000 shares of common stock to an unrelated independent contractor valued at $12,360 for services valued at $12,360.

On January 10, 2021, the Company issued 6,000 shares of common stock to an unrelated independent contractor valued at $12,360 for services valued at $12,360.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Description

3.1	Articles of Incorporation of Hestia Insight Inc. (filed as an Exhibit to the Form 1-A, filed on August 6, 2020, and incorporated herein by reference)

3.2	Certificate of Amendments of Articles of Incorporation of Hestia Insight Inc. (filed as an Exhibit to the Form 1-A, filed on August 6, 2020, and incorporated herein by reference)

3.3	Bylaws of Hestia Insight Inc. (filed as an Exhibit to the Form 1-A, filed on August 6, 2020, and incorporated herein by reference)

3.4	Certificate of Reinstatement. (filed as an Exhibit to the Form 1-A, filed on August 6, 2020, and incorporated herein by reference)

3.5	Certificate of Amendment for Custodianship. (filed as an Exhibit to the Form 1-A, filed on August 6, 2020, and incorporated herein by reference)

3.6	Certificates of Designation, and Certificate of Withdrawal (filed as an Exhibit to the Form 1-A, filed on August 6, 2020, and incorporated herein by reference)

4.1	Form of Subscription Agreement (filed as an Exhibit to the Form 1-A, filed on August 6, 2020, and incorporated herein by reference)

10.1	Independent Consulting Agreement, dated December 1, 2019, by and between Hestia Insight Inc. and BHPA Inc. (filed as an Exhibit to the Form 1-A, filed on August 6, 2020, and incorporated herein by reference)

10.2	Sales Agency Agreement, dated June 21, 2020, with Immudyne Nutritional (filed as an Exhibit to the Form 1-A/A, filed on November 30, 2020, and incorporated herein by reference).

10.3	Supplemental Agreement of Memorandum of Understanding Between Hestia Insight Inc. and Noether Science and Technologies Inc. (filed as an Exhibit to the Form 1-A/A, filed on November 30, 2020, and incorporated herein by reference)

10.4*	Definitive Share Exchange Agreement, dated May 16, 2019, by and between Hestia Investments Inc. (“Hestia”), each of the shareholders of Hestia, and Hestia Insight Inc.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer & Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HESTIA INSIGHT INC.
(Registrant)

Date: April 19, 2021	By:	/s/ Edward Lee
Edward Lee
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: April 19, 2021	By:	/s/ Edward Lee
Edward Lee
Chief Financial Officer (Principal Financial and Accounting Officer)