Form 10-Q
period 2021-05-31
Hestia Insight Inc.
filed 2021-07-06
CIK 1813603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2021

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

As of May 31, 2021, 27,916,200 shares of common stock, par value $0.001 per share, were issued and outstanding.

HESTIA INSIGHT INC.

FORM 10-Q

May 31, 2021

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

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Unless otherwise indicated, references in this report to “we,” “us” or the “Company” refer to Hestia Insight Inc. and its subsidiaries.

ii

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements.

HESTIA INSIGHT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of May 31, 2021 (Unaudited) and November 30, 2020

	May 31, 2021	November 30, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$488,664	$598,765
Investments in equities	17,870,908	11,490,000
Note receivable; net of allowance for doubtful accounts of $50,000 and $50,000 as of May 31, 2021 and November 30, 2020, respectively.	-	-
Total current assets	18,359,572	12,088,765

FIXED ASSETS:
Right-of-Use auto lease	18,190	21,953

TOTAL ASSETS	$18,377,762	$12,110,718

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$4,114	$17,203
Related party – loans payable		-
Right-of-Use current liability	7,527	7,527
Total current liabilities	11,641	24,730

LONG TERM LIABILITIES:
Right-of-Use long term liability	10,663	14,426

TOTAL LIABILITIES	22,304	39,156

STOCKHOLDERS’ EQUITY:
Common stock, par value $0.001 per share; 285,000,000 shares authorized; 27,916,200 and 27,910,200 shares issued and outstanding as of May 31, 2021 and November 30, 2020, respectively.	27,916	27,910

Series B common stock, par value $0.001 per share; 5,000,000 shares authorized; --0- and 500,000 issued and outstanding as of May 31, 2021 and November 30, 2020, respectively.	-	500

Treasury Stock, 5,100,000 and 4,600,000 shares as of May 31, 2021 and November 30, 2020, respectively.	5,100	4,600
Additional paid in capital	826,691	814,337
Accumulated earnings	17,495,751	11,224,215
Total stockholders’ equity	18,355,458	12,071,562

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,377,762	$12,110,718

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HESTIA INSIGHT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

for the Three and Six months ended May 31, 2021 and May 31, 2020 (Unaudited)

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2021	2020	2021	2020
REVENUE:
Consulting revenue	$8,500	$30,000	$18,500	$60,000
Other Income	-	31,350	-	31,350
Total revenue	8,500	61,350	18,500	91,350

OPERATING EXPENSE:
Selling, general and administrative expense	75,018	39,344	127,924	69,308
Total operating expense	75,018	39,344	127,924	69,308

OPERATING INCOME/(LOSS)	(66,518)	22,006	(109,424)	22,042

OTHER INCOME/(EXPENSE):
Interest income	22	5,168	52	5,499
Realized Gain/(Loss) on Equity Investments				2,403
Unrealized Gain/(Loss) on Equity Investments	(1,696,861)	5,694	6,380,908	(5,047)
Interest expense		(875)		(1,760)
Bad debt expense	-	-	-	-
Total other income/(expense)	(1,696,839)	9,987	6,380,960	1,095

INCOME /(LOSS) BEFORE TAXES	(1,763,357)	31,993	6,271,536	23,137

Tax expense	-	-	-	-
NET INCOME/(LOSS)	$(1,763,357)	$31,993	$6,271,536	$23,137

Basic net income/(loss) per common share	$(0.06)	$0.00	$0.22	$0.00
Diluted net income/(loss) per common share	$(0.06)	$0.00	$0.22	$0.00
Ave. common shares outstanding – Basic	27,916,200	28,404,200	28,164,819	28,404,200
Ave. common shares outstanding – Diluted	27,916,200	28,404,200	28,164,819	28,404,200

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HESTIA INSIGHT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six months ended May 31, 2021 (Unaudited)

	Common Stock par value $0.001		Series B Common Stock par value $0.001		Preferred Stock par value $0.00001			Treasury Stock	Additional Paid In	Accum. Earnings/	Total Stockholders’
	Shares	Amount	Shares	$	Shares	$		$	Capital	(Deficit)	Equity
Balance, November 30, 2017	147,750,000	$147,750	-	$-	-		$-	$-	$(117,250)	$(12,308)	$18,192
Adjust common stock count to actual per stock transfer agent.	(3,000,000)	(3,000)							3,000		-
Issuance of Hestia Investments, Inc. stock for cash.									175,260		175,260
Net Loss for 12-month period										(86,110)	(86,110)
Balance, November 30, 2018	144,750,000	$144,750	-	$-	-		$-	$	$61,010	$(98,418)	$107,342
Issuance of Hestia Investments, Inc. stock for cash.									603,000		603,000
Issuance of Hestia Investments, Inc. stock for services.									40,000		40,000
Issuance of Hestia Insight Inc. Series B common stock for cash and services.			5,000,000	5,000					55,000		60,000
Issuance of Hestia Insight Inc. Series A preferred stock for services.					10,000,000		100		99,900		100,000
Cancellation of Hestia Insight Inc. Series B common stock.			(4,500,000)	(4,500)				4,500			-
Cancellation of Hestia Insight Inc. Series A preferred stock.					(10,000,000)		(100)	100			-
Reverse common stock split of 1 for 500	(144,460,000)	(144,460)							144,460		-
Issuance of Hestia Insight Inc. common stock to Hestia Investments, Inc. shareholders in share exchange.	27,614,200	27,614							(27,614)		-
Consolidation of Hestia Insight Inc. with Hestia Investments, Inc.									(173,773)	13,772	(160,001)
Net Loss for 12-month period										(215,601)	(215,601)
Balance, November 30, 2019	27,904,200	$27,904	500,000	$500	-		$-	$4,600	$801,983	$(300,247)	$534,740
Issuance of Hestia Insight Inc. common stock for services valued at $12,360	6,000	6							12,354		12,360
Net Profit for 12-month period										11,524,462	11,524,462
Balance November 30, 2020	27,910,200	$27,910	500,000	$500	-		$-	$4,600	$814,337	$11,224,215	$12,071,562
Issuance of Hestia Insight Inc. common stock for services valued at $12,360	6,000	6							12,354		12,360
Cancellation of Hestia Insight Inc. Series B common stock.			(500,000)	(500)				500			-
Net Profit for 6-month period										6,271,536	6,271,536
Balance May 31, 2021	27,916,200	$27,916	-	$-		$		$5,100	$826,691	$17,495,751	$18,355,458

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HESTIA INSIGHT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six months ended May 31, 2021 and May 31, 2020 (Unaudited)

	For the Six Months Ended
	May 31, 2021		May 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss)		$6,271,536	$23,137
Adjustments to reconcile net income/(loss) to operating cash flows:
Fair Value of stock received as other income			(31,350)
Issuance of common stock for services		12,360
Realized loss (gain) on investment equities			(2,403)
Unrealized loss (gain) on investment equities		(6,380,908)	5,047
Changes in operating asset and liability account balances:
Accounts receivable
Accounts payable and accrued interest payable		(13,089)	3,740
NET ADJUSTMENTS		(6,381,637)	(24,966)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES		$(110,101)	$(1,829)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds (used in) purchase of investment equities		-	(21,548)
Proceeds provided by investment equities		-	44,282
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES		$-	$22,734

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds provided by (used in) related party loan in subsidiary		-	-
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	$		$-

NET INCREASE (DECREASE) IN CASH		(110,101)	20,905

CASH – BEGINNING OF PERIOD		598,765	559,929
CASH – END OF PERIOD		$488,664	$580,834

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HESTIA INSIGHT INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2021

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

Prepaid Expenses

The Company records amounts which have been paid in advance of receiving future economic benefits anticipated by the payment as prepaid expenses. Prepaid expenses are recorded as assets and expensed over the period that the benefits are received from the payment. The Company recorded as prepaid expenses of $0 and $0 for the six months ended May 31, 2021 and the year ended November 30, 2020, respectively.

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

On November 2, 2020, the Company entered into an operating lease to lease an automobile for a net initial payment of $4,029 plus 36 monthly payments of $627.24. The Company has expensed $3,764 as a current operating expense for the six months ended May 31, 2021 and $4,657 for the year ended November 30, 2020. For the six months ended May 31, 2021 the Company has recorded the total remaining 29 payments on the lease as a Right of Use (ROU) asset of $18,190; the next 12 monthly payments totaling $7,527 as a current liability; and the remaining monthly payments as a ROU long term liability of $10,663. For the year ended November 30, 2020, the Company has recorded the total remaining 35 payments on the lease as a Right of Use (ROU) asset of $21,953; 12 monthly payments totaling $7,527 recorded as a ROU current liability; and the remaining monthly payments totaling $14,426 as a ROU long term liability.

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

The Company recognizes loan origination fees in accordance with ASC Topic 310-20, “Receivables Nonrefundable Fees and Other Costs” and records these fees as “Other Income.” Accordingly, revenue from loan origination fees, net of their direct costs, are deferred and amortized over the life of the loan to which they relate. Loan origination fees include fees for services and costs to originate, renew or restructure a loan, including costs directly related to evaluating the financial performance of the potential borrower and preparing loan documentation. Currently, the Company considers the costs of the loan origination fees to be immaterial for financial reporting purposes and therefore does not directly allocate the costs of these services.

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

Description	How Acquired	Readily Determinable Fair Value	Cost	Current Changes	Cumulative Impairments	Cumulative Adjust.	May 31, 2021 Bal. Sheet Value

7,400,000 shares of restricted stock in Patient Access Solutions, Inc. (“PASO” on OTCMarkets.com)	Origination Fees	No	$0	$0	$0	$0	$0
4,135,614 shares of restricted stock in Patient Access Solutions, Inc. (“PASO” on OTCMarkets.com)	Consulting Income	No	$0	$0	$0	$0	$0
3,333 shares of stock in Canibiola, Inc. (“CANB” on OTCMarkets.com)	Consulting Income	Yes	$0	$(625)	$0	$1,966	$1,341
13,343,203 shares of restricted common stock in BHPA, Inc (“BHPA” on OTCMarkets.com)	Consulting Income	Yes*	$0	$(1,696,236)	$0	$19,565,803	$17,869,567
400,000 shares of restricted preferred stock in BHPA, Inc (“BHPA” on OTCMarkets.com)	Consulting Income	No	$0	$0	$0	$0	$0
Totals			$0	$(1,696,861)	$0	$19,567,769	$17,870,908

*	The Company uses a put option method to estimate the fair value of the 13,343,203 shares of restricted common stock of BHPA, Inc. The put option method uses assumptions that are considered to be Level 3 inputs as defined by ASC Topic 820, discussed above. The method explicitly incorporates the duration of the restriction that is assumed to be removed on June 21, 2021, and the characteristics of the underlying security, to calculate a discount for the lack of marketability. The principal economic factor underlying a discount for lack of marketability is the increased risk resulting from the inability to quickly and efficiently return the investment to a cash position. The put option method estimates the value of a protective put option using Black-Scholes. The value of the protective put option was used to estimate a discount for the lack of marketability associated with the restrictions on transfer of the security over the remaining term of the restriction. The stock price input used in the model was BHPA, Inc.’s quoted trading prices. The following are additional Level 3 inputs:

		Period Ending
		May 31, 2021	Nov. 30, 2020

●	Remining term (year)	0.06	0.06 – 1.0
●	Volatility	266.62%	266.62% - 341.79%
●	Risk Free Rate	0.01%	0.09% - 0.17%
●	Dividend	0%	0%

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

The provision (benefit) for income taxes for six months ended May 31, 2021 and the year ended November 30, 2010 consist of the following:

	May 31, 2021	Nov. 30, 2020
Current:
Federal	$0	$0
State	0	0
Total Current	$0	$0
Deferred:
Federal	$0	$0
State	0	0
Change in valuation	0	0
Total provision (benefit)	$0	$0

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

The income tax provision (benefit) differs from the amount computed by applying the U.S. federal statutory tax rate of 21% in 2021 and 2020 to net income (loss) before income taxes for the six months ended May 31, 2021 and year ended November 30, 2020 and adjusting for the following:

	May 31, 2021	Nov. 30, 2020
Net income (loss) before taxes	$6,271,536	$11,534,085
US federal income tax rate	21%	21%

Computed expected tax provision (benefit)	1,317,023	2,422,158
Permanent differences	-	-
Timing differences	(1,317,023)	(2,422,158)
Limitations on NOL carryforwards due to change in stock ownership of the Corporation
Federal income tax provision	$-	$-

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

Note 11 – Subsequent Events

The Company evaluates events that occur after the period end date through the date the financial statements are available to be issued. Accordingly, management has evaluated subsequent events through the date these financial statements are issued and has determined that the following subsequent event requires disclosure in these financial statements.

Impact of COVID-19 Pandemic

In December 2019, a novel coronavirus disease (“COVID-19”) was reported and in January 2020, the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern. On May 31, 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic.

The broader implications of COVID-19 on our results of operations and overall financial performance remain uncertain. We may experience business disruptions that could materially impact our business, results of operations and overall financial performance in future periods. See Risk Factors in our Annual Report on Form 10-K for the year ended November 30, 2020, for further discussion of the possible impact of the COVID-19 pandemic on our business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Hestia Insight Inc. for the six months ended May 31, 2021, and 2020 should be read in conjunction with the Hestia Insight Inc. unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on March 15, 2021. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Unless otherwise indicated, references to the “Company,” “us” or “we” refer to Hestia Insight Inc. and its subsidiaries.

Overview

Hestia Insight Inc. (“Hestia”, “Hestia Insight”, or the “Company”) was incorporated in the State of Nevada on November 19, 2003, under the name Luxshmi Investments, Inc. (“Luxshmi Investments”) until it changed its name on March 27, 2019. Luxshmi Investments ceased its operations in 2015. On November 9, 2018, the Eighth Judicial District Court of Nevada appointed Custodian Ventures, LLC (“Custodian Ventures”) as custodian for the Company, with proper notice having been given to the officers and directors of the Company, to which there was no opposition. On November 13, 2018, the Company filed a Certificate of Reinstatement with the State of Nevada, and Custodian Ventures appointed David Lazar the Company’s sole officer and director. On December 07, 2018, the Company created 5,000,000 shares of Series B common stock, par value $0.001 per share, out of the Company’s then 200,000,000 authorized shares of common stock, which such Series B Common Stock had the same powers, designation, preferences and relative participating, optional and other special rights, qualifications, limitations and restrictions as the Company’s authorized shares of common stock, except that the holder of each share of Series B Common Stock had the right to forty-one (41) votes for each share of Series B common Stock. On December 12, 2018, the Company issued 5,000,000 shares of Series B common stock (the “Series B Common Stock”) to Custodian Ventures LLC in exchange for the settlement of a portion of related party debt owed to Custodian Ventures. On February 26, 2019, the Company filed a Certificate of Designation with the State of Nevada to create Series A Preferred Stock consisting of 10,000,000 shares (the “Series A Preferred Shares”), which such Series A Preferred Shares were concurrently issued to Custodian Ventures. On March 6, 2019, Custodian Ventures transferred its Series B Common Stock and Series A Preferred Shares to Hestia Investments Inc., a Wyoming corporation (“Hestia Investments”), resulting in a change of control of the Company, concurrently upon which David Lazar resigned as the Company’s sole officer and director and Edward Lee was appointed as the sole officer and director of the Company. On March 12, 2019, the Company filed a Certificate of Amendment to its Articles of Incorporation authorizing 300,000,000 shares of capital stock, comprised of 290,000,000 shares of common stock, par value per share (the “Common Stock”) and 10,000,000 shares of preferred stock, par value $0.00001 per share (the “Preferred Stock”). On March 27, 2019, the Company filed a Certificate of Amendment to its Articles of Incorporation (i) effecting a name change from Luxshmi Investments, Inc. to Hestia Insight Inc., and (ii) effecting a 50-to-1 reverse stock split of the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”). The Reverse Stock Split did not impact the Company’s authorized shares of common stock or preferred stock, or its par value. On May 16, 2019, the Company entered into a Share Exchange Agreement with Hestia Investments to exchange, on a 1-for-1 basis, 27,614,200 shares of the Company’s common stock in exchange for 27,614,200 shares of Hestia Investments which were owned by 100% of the then-shareholders of Hestia Investments (the “Share Exchange Transaction”). As a result of the Share Exchange Transaction, Hestia Investments became a wholly owned subsidiary of the Company. On November 21, 2019, Hestia Investments returned to the Company for cancellation 4,500,000 of its 5,000,000 shares of Series B Common Stock and, accordingly, the Company cancelled the 4,500,000 shares of Series B Common Stock. On March 1, 2021, Hestia Investments returned to the Company for cancellation its remaining 500,000 shares of Series B Common Stock and, accordingly, the Company cancelled the remaining outstanding 500,000 shares of Series B Common Stock. As of March 15, 2021: (i) there are no authorized or outstanding shares of Series B common Stock, and (ii) there are 300,000,000 authorized shares of capital stock, comprised of 290,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock.

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

Going Concern

We have a limited operating history and our continued growth is dependent upon the continuation of providing medical consulting services to our clients, generating revenue, and obtaining additional financing to fund future obligations, and pay liabilities arising from normal business operations. We had accumulated earnings of $17,495,751 at May 31, 2021. The report of our independent registered public accounting firm on our financial statements for the year ended November 30, 2020 contained an explanatory paragraph regarding our ability to continue as a going concern based upon cash used in operating activities and the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These factors, among others, raised substantial doubt about our ability to continue as a going concern. Our financial statements appearing elsewhere in this report do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate significant revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company. The financial statements contained herein do not include any adjustments that might result from the outcome of this uncertainty.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Six months ended May 31, 2021 and May 31, 2020

Revenue

For the six months ended May 31, 2021, total revenues amounted to $18,500, which consisted of $18,500 of consulting revenue. For the six months ended May 31, 2020, revenue was $91,350, which consisted of $60,000 of consulting revenue and $31,5350 of other income from loan origination fees. The decrease of revenue was due to the completion of a significant consulting contract.

Cost of Revenue

Cost of revenue includes the cost of internal labor and related benefits, travel expenses related to consulting services, subcontractor costs, other related consulting costs, and other overhead costs. These costs are recorded as operating expenses.

For the six months ended May 31, 2021, operating expenses were $127,924 representing an increase of $58,616 over the operating expenses of $69,308 for the six months ended May 31, 2020. The increase of cost of revenue was mainly driven by an increase in professional fees related to becoming and being a public company.

Operating Expenses

For the six months ended May 31, 2021 and May 31, 2020, operating expenses consisted of the following:

	For the Six Months Ended May 31, 2021	For the Six Months Ended May 31, 2020
Selling expense	$0	$0
Professional fees	98,759	50,599
Other general and administrative	1,577	18,749
	$100,336	$69,308

●	Our selling expense mainly includes our marketing and sales staff’s salaries and related benefits, and travel and entertainment costs incurred by our sales department. Selling expense totaled $0 for the six months ended May 31, 2021, and $0 for the six months ended May 31, 2020. Selling expense as a percentage of revenue for the six months ended May 31, 2021 was 0%.

●	Professional fees primarily consisted of accounting fees, legal service fees, consulting fees, investor relations service charges, OTC markets application and listing fees and other fees incurred for services related to becoming and being a public company. For the six months ended May 31, 2021 and May 31, 2020, professional fees amounted to $98,759 and $50,599, respectively, an increase of $48,160 or 95%. The increase was mainly attributable to an increase in legal services to become a public company of $17,550 combined with an increase in audit fees incurred of approximately $15,400, an increase in professional fees for our contractors in China of $10,000 and an increase in professional fees related to being a public company of approximately $7,189. These increases are offset by a decrease in accounting fees of approximately $7,700 incurred for services performed by our financial consultant. We expect professional fees to increase as we incur significant costs associated with our public company reporting requirements, and costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission.

●	Other general and administrative expenses mainly consisted of travel and entertainment, office supplies, rent, bank service charges and other miscellaneous items. Other general and administrative expenses totaled $1,577 for the six months ended May 31, 2021, as compared to $18,749 for the six months ended May 31, 2020, a decrease of $17,172 or 91%. The decrease was primarily attributable to a decrease in travel and entertainment of approximately $8,584, and other miscellaneous general and administrative expenses of $11,724. These decreases are offset by an increase in automobile lease expense of $3,136.

Income (Loss) from Operations

As a result of the foregoing, for the six months ended May 31, 2021, loss from operations amounted to $109,424, as compared to gain from operations of $22,042 for the six months ended May 31, 2020.

Other Income (Expense)

Other income includes interest income from bank deposits, interest income from loans receivable amounted to $52 and $5,499, for the six months ended May 31, 2021 and for the six months ended May 31, 2020, respectively.

The Company had realized gains on equity investments of $0 for the six months ended May 31, 2021 and $2,403 for the six months ended May 31, 2020. The Company had unrealized gains on equity investments of $6,380,908 for the six months ended May 31, 2021 and $5,047 in unrealized losses on equity investments for the six months ended May 31, 2020.

The Company had $0 interest expense for the six months ended May 31, 2021 and $1,760 interest expense for the six months ended May 31, 2020.

Income Taxes

We did not have any income taxes expense for the six months ended May 31, 2021 and May 31, 2020 since we did not have any taxable income in the periods which was not reduced by prior net operating loss carryforwards or reduced by the exclusion of any unrealized gains/(losses) on equity investments, which are excluded from our taxable income until they become realized gains/(losses) on equity investments.

Net Income (Loss)

Net income for the six months ended May 31, 2021 was $6,271,536 and net income for the six months ended May 31, 2020 was $23,137.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At May 31, 2021 and November 30, 2020, we had cash balances of $488,664 and $598,765, respectively. These funds are kept in financial institutions located in United States. We had total liabilities of $22,304 at May 31, 2021, of which $18,190 is a liability for the future 29 monthly lease payments of $627.24 for the Right-of-Use lease of an automobile; $4,114 for accounts payable and accrued liabilities and $0 is a loan payable to a related party. We had total liabilities of $39,156 at November 30, 2020, of which $21,953 is a liability for the future 35 monthly lease payments of $627.24 for the Right-of-Use lease of an automobile; $17,203 for accounts payable and accrued liabilities and $0 is a loan payable to a related party. As of May 31, 2021, and November 30, 2020, the Company had accumulated earnings of $17,495,751 and $11,224,215, respectively.

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

Cash flows from Operating Activities

Operating activities used $110,101 in cash during the six months ended May 31, 2021, as compared with using $1,829 for the six months ended May 31, 2020. The increase in cash used in operating activities during the six months ended May 31, 2021 is primarily due to the payment of increased professional fees and decreased revenues.

Cash flows from Investing Activities

For the six months ended May 31, 2021, the Company’s cash flow in investing activities provided $0, and for the six months ended May 31, 2020, the cash flow in investing activities provided $22,734 of cash flow.

Cash flows from Financing Activities

For the six months ended May 31, 2021, the Company neither used nor provided any cash flows in financing activities, and for the six months ended May 31, 2021, the Company’s financing activities neither used nor provided any cash flows.

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

Going Concern.

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company incurred a net profit of $6,271,536, of which $6,380,908 is from unrealized gain on equity investments, for the six months ended May 31, 2021 and a net profit of $23,137, of which $5,047 is from unrealized loss on equity investments, for the six months ended May 31, 2020. The Company had accumulated earnings of $17,495,751, as of May 31, 2021, and accumulated earnings of $11,224,215 as of November 30, 2020. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of May 31, 2021.

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

On May 16, 2019, the Company entered into a Share Exchange Agreement with Hestia Investments to exchange, on a 1-for-1 basis, 27,614,200 shares of the Company’s common stock in exchange for 27,614,200 shares of Hestia Investments which were owned by 100% of the then-shareholders of Hestia Investments.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Description

3.1	Articles of Incorporation of Hestia Insight Inc. (filed as an Exhibit to the Form 1-A, filed on August 6, 2020, and incorporated herein by reference).

3.2	Certificate of Amendments of Articles of Incorporation of Hestia Insight Inc. (filed as an Exhibit to the Form 1-A, filed on August 6, 2020, and incorporated herein by reference).

3.3	Bylaws of Hestia Insight Inc. (filed as an Exhibit to the Form 1-A, filed on August 6, 2020, and incorporated herein by reference).

3.4	Certificate of Reinstatement. (filed as an Exhibit to the Form 1-A, filed on August 6, 2020, and incorporated herein by reference).

3.5	Certificate of Amendment for Custodianship. (filed as an Exhibit to the Form 1-A, filed on August 6, 2020, and incorporated herein by reference).

3.6	Certificates of Designation, and Certificate of Withdrawal (filed as an Exhibit to the Form 1-A, filed on August 6, 2020, and incorporated herein by reference).

4.1	Form of Subscription Agreement (filed as an Exhibit to the Form 1-A, filed on August 6, 2020, and incorporated herein by reference).

10.1	Independent Consulting Agreement, dated December 1, 2019, by and between Hestia Insight Inc. and BHPA Inc. (filed as an Exhibit to the Form 1-A, filed on August 6, 2020, and incorporated herein by reference).

10.2	Sales Agency Agreement, dated June 21, 2020, with Immudyne Nutritional (filed as an Exhibit to the Form 1-A/A, filed on November 30, 2020, and incorporated herein by reference).

10.3	Supplemental Agreement of Memorandum of Understanding Between Hestia Insight Inc. and Noether Science and Technologies Inc. (filed as an Exhibit to the Form 1-A/A, filed on November 30, 2020, and incorporated herein by reference).

10.4	Definitive Share Exchange Agreement, dated May 16, 2019, by and between Hestia Investments Inc. (“Hestia”), each of the shareholders of Hestia, and Hestia Insight Inc. (filed as an Exhibit to the Form 10-Q Quarterly Report, filed on April 19, 2021, and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer & Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HESTIA INSIGHT INC.
(Registrant)

Date: July 6, 2021	By:	/s/ Edward Lee
Edward Lee
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: July 6, 2021	By:	/s/ Edward Lee
Edward Lee
Chief Financial Officer (Principal Financial and Accounting Officer)