Form 10-Q
period 2021-08-31
Hestia Insight Inc.
filed 2021-10-12
CIK 1813603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2021

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

As of October 7, 2021, 27,916,200 shares of common stock, par value $0.001 per share, were issued and outstanding.

HESTIA INSIGHT INC.

FORM 10-Q

August 31, 2021

TABLE OF CONTENTS

		Page No.
	PART I. - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of August 31, 2021 (Unaudited) and December 31, 2020	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine months ended August 31, 2021 and August 31, 2020 (Unaudited)	2
	Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Nine months ended August 31, 2021 (Unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the Nine months ended August 31, 2021 and August 31, 2020 (Unaudited)	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4	Controls and Procedures	22

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	25

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

We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-033 .

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

ii

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements.

HESTIA INSIGHT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of August 31, 2021 (Unaudited) and November 30, 2020

	August 31, 2021	November 30, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$515,410	$598,765
Investments in equities	7,473,248	11,490,000
Note receivable; net of allowance for doubtful accounts of -0- and $50,000 as of August 31, 2021 and November 30, 2020, respectively.	15,038	-
Total current assets	8,003,696	12,088,765

FIXED ASSETS:
Right-of-Use auto lease	16,308	21,953

TOTAL ASSETS	$8,020,004	$12,110,718

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$6,066	$17,203
Related party – loans payable	-	-
Right-of-Use current liability	7,527	7,527
Total current liabilities	13,593	24,730

LONG TERM LIABILITIES:
Right-of-Use long term liability	8,781	14,426

TOTAL LIABILITIES	23,374	39,156

STOCKHOLDERS’ EQUITY:
Common stock, par value $0.001 per share; 285,000,000 shares authorized; 27,916,200 and 27,910,200 shares issued and outstanding as of August 31, 2021 and November 30, 2020, respectively.	27,916	27,910

Series B common stock, par value $0.001 per share; 5,000,000 shares authorized; --0- and 500,000 issued and outstanding as of August 31, 2021 and November 30, 2020, respectively.	-	500

Treasury Stock, 5,100,000 and 4,600,000 shares as of August 31, 2021 and November 30, 2020, respectively.	5,100	4,600
Additional paid in capital	826,691	814,337
Accumulated earnings	7,137,923	11,224,215
Total stockholders’ equity	7,997,630	12,071,562

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,020,004	$12,110,718

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HESTIA INSIGHT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

for the Three and Nine months ended August 31, 2021 and August 31, 2020 (Unaudited)

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2021	2020	2021	2020
REVENUE:
Consulting revenue	$91,300	$30,000	$109,800	$90,000
Other Income	-	-	-	31,350
Total revenue	91,300	30,000	109,800	121,350

OPERATING EXPENSE:
Selling, general and administrative expense	51,754	32,236	179,678	101,544
Total operating expense	51,754	32,236	179,678	101,544

OPERATING INCOME/(LOSS)	39,546	(2,236)	(69,878)	19,806

OTHER INCOME/(EXPENSE):
Interest income	286	296	338	5,795
Realized Gain/(Loss) on Equity Investments	-	45,836	-	48,240
Unrealized Gain/(Loss) on Equity Investments	(10,397,660)	(117)	(4,016,752)	(5,164)
Interest expense	-	(875)		(2,636)
Bad debt expense	-	-
Total other income/(expense)	(10,397,374)	45,140	(4,016,414)	46,235

INCOME /(LOSS) BEFORE TAXES	(10,357,828)	42,904	(4,086,292)	66,041

Tax expense	-	-	-	-
NET INCOME/(LOSS)	$(10,357,828)	$42,904	$(4,086,292)	$66,041

Basic net income/(loss) per common share	$(0.371)	$0.001	$(0.145)	$0.002
Diluted net income/(loss) per common share	$(0.371)	$0.001	$(0.145)	$0.002
Ave. common shares outstanding – Basic	27,916,200	28,404,200	28,081,035	28,404,200
Ave. common shares outstanding – Diluted	27,916,200	28,404,200	28,081,035	28,404,200

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HESTIA INSIGHT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine months ended August 31, 2021 (Unaudited)

	Common Stock par value $0.001		Series B Common Stock par value $0.001		Preferred Stock par value $0.00001		Treasury Stock	Additional Paid In	Accum. Earnings/	Total Stockholders’
	Shares	Amount	Shares	$	Shares	$	$	Capital	(Deficit)	Equity
Balance, November 30, 2017	147,750,000	$147,750	-	$-	-	$-	$-	$(117,250)	$(12,308)	$18,192
Adjust common stock count to actual per stock transfer agent.	(3,000,000)	(3,000)						3,000		-
Issuance of Hestia Investments, Inc. stock for cash.			-	-	-	-	-	175,260		175,260
Net Loss for 12-month period									(86,110)	(86,110)
Balance, November 30, 2018	144,750,000	$144,750	-	$-	-	$-	$-	$61,010	$(98,418)	$107,342
Issuance of Hestia Investments, Inc. stock for cash.								603,000		603,000
Issuance of Hestia Investments, Inc. stock for services.								40,000		40,000
Issuance of Hestia Insight Inc. Series B common stock for cash and services.			5,000,000	5,000				55,000		60,000
Issuance of Hestia Insight Inc. Series A preferred stock for services.					10,000,000	100		99,900		100,000
Cancellation of Hestia Insight Inc. Series B common stock.			(4,500,000)	(4,500)			4,500			-
Cancellation of Hestia Insight Inc. Series A preferred stock.					(10,000,000)	(100)	100			-
Reverse common stock split of 1 for 500	(144,460,000)	(144,460)						144,460		-
Issuance of Hestia Insight Inc. common stock to Hestia Investments, Inc. shareholders in share exchange.	27,614,200	27,614						(27,614)		-
Consolidation of Hestia Insight Inc. with Hestia Investments, Inc.								(173,773)	13,772	(160,001)
Net Loss for 12-month period									(215,601)	(215,601)
Balance, November 30, 2019	27,904,200	$27,904	500,000	$500	-	$-	$4,600	$801,983	$(300,247)	$534,740
Issuance of Hestia Insight Inc. common stock for services valued at $12,360	6,000	6	-	-	-	-	-	12,354		12,360
Net Profit for 12-month period									11,524,462	11,524,462
Balance November 30, 2020	27,910,200	$27,910	500,000	$500	-	$-	$4,600	$814,337	$11,224,215	$12,071,562
Issuance of Hestia Insight Inc. common stock for services valued at $12,360	6,000	6						12,354		12,360
Cancellation of Hestia Insight Inc. Series B common stock.			(500,000)	(500)			500			-
Net Profit for 9-month period						-			(4,086,292)	(4,086,292)
Balance, August 31, 2021	27,916,200	$27,916	-	$-	-	$-	$5,100	$826,691	$7,137,923	$7,997,630

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HESTIA INSIGHT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine months ended August 31, 2021 and August 31, 2020 (Unaudited)

	For the Nine months ended
	August 31, 2021	August 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss)	$(4,086,292)	$66,041
Adjustments to reconcile net income/(loss) to operating cash flows:
Fair Value of stock received as other income		(31,350)
Issuance of common stock for services	12,360
Realized loss (gain) on investment equities		5,164
Unrealized loss (gain) on investment equities	4,016,752	(48,240)
Changes in operating asset and liability account balances:
Accounts receivable	-	-
Accounts payable and accrued interest payable	(11,136)	6,888
NET ADJUSTMENTS	4,017,976	(67,538)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	$(68,316)	$(1,497)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds (used in) purchase of investment equities	-	(21,548)
Proceeds provided by investment equities	-	144,119
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	$-	$122,571

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (used in) loan receivable	(15,038)	-
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	$(15,038)	$-

NET INCREASE (DECREASE) IN CASH	(83,354)	121,074

CASH – BEGINNING OF PERIOD	598,764	559,929
CASH – END OF PERIOD	$515,410	$681,003

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HESTIA INSIGHT INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2021

Note 1 – Organization and basis of accounting

Nature of Organization

Hestia Insight Inc. (“Hestia” or the “Company”) was incorporated in the State of Nevada on November 19, 2003, and was formerly known as Luxshmi Investments, Inc. until it changed its name to Hestia Insight Inc. on March 27, 2019. The Company, through its wholly owned subsidiary, Hestia Investments Inc., provides strategic consulting and capital market advisory services for selective micro, small and medium sized companies in the healthcare, biotech and fintech sectors.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Hestia Insight Inc. (“Hestia” or the “Company”) consolidated with the accounts of its wholly owned subsidiaries, Hestia Investments, Inc., a Wyoming corporation, and HSTA Health, Inc., a Nevada corporation. In these notes, the terms “us,” “we” or “our” refer to Hestia Insight Inc. and its consolidated subsidiaries.

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

Prepaid Expenses

The Company records amounts which have been paid in advance of receiving future economic benefits anticipated by the payment as prepaid expenses. Prepaid expenses are recorded as assets and expensed over the period that the benefits are received from the payment. The Company recorded as prepaid expenses of $0 and $0 for the nine months ended August 31, 2021 and the year ended November 30, 2020, respectively.

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

On November 2, 2020, the Company entered into an operating lease to lease an automobile for a net initial payment of $4,029 plus 36 monthly payments of $627.24. The Company has expensed $5,018 as a current operating expense for the nine months ended August 31, 2021, and $4,657 for the year ended November 30, 2020. For the nine months ended August 31, 2021 the Company has recorded the total remaining 26 payments on the lease as a Right of Use (ROU) asset of $16,308; the next 12 monthly payments totaling $7,527 as a current liability; and the remaining monthly payments as a ROU long term liability of $8,781. For the year ended November 30, 2020, the Company has recorded the then total remaining 35 payments on the lease as a Right of Use (ROU) asset of $21,953; 12 monthly payments totaling $7,527 recorded as a ROU current liability; and the remaining monthly payments totaling $14,426 as a ROU long term liability.

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

Description	How Acquired	Readily Determinable Fair Value	Cost	Current Changes	Cumulative Impairments	Cumulative Adjust.	August 31, 2021 Bal. Sheet Value

38,441,500 shares of restricted stock in Patient Access Solutions, Inc. (“PASO” on OTCMarkets.com)	Origination Fees	No	$0	$0	$0	$0	$0
4,135,614 shares of restricted stock in Patient Access Solutions, Inc. (“PASO” on OTCMarkets.com)	Consulting Income	No	$0	$0	$0	$0	$0
3,333 shares of stock in Canibiola, Inc. (“CANB” on OTCMarkets.com)	Consulting Income	Yes	$0	$925	$0	$1,341	$2,266
13,343,203 shares of restricted common stock in BHPA, Inc (“BHPA” on OTCMarkets.com)	Consulting Income	Yes	$0	$(10,063,778)	$0	$17,534,760	$7,470,982
400,000 shares of restricted preferred stock in BHPA, Inc (“BHPA” on OTCMarkets.com)	Consulting Income	No	$0	$0	$0	$0	$0
Totals			$0	$(10,062,853)	$0	$17,536,101	$7,473,248

Note 4 – Share Exchange Agreement

On May 16, 2019, the Company entered into a share exchange agreement with Hestia Investments, Inc. to exchange on a 1 for 1 basis, 27,614,200 shares of the Company’s common stock for 27,614,200 shares of Hestia Investments, Inc. that were owned by 100% of the then-shareholders of Hestia Investments, Inc.

Note 5 – Discontinued Operations

In 2015, when the Company was known as Luxshmi Investments, Inc., the Company shutdown all of its operations and fully impaired all assets and liabilities by reducing their stated value to $-0-. Based on the passage of time permitted by the statute of limitations to file claims arising prior to 2016, and with the absence of a substantial amount of the old records that were obtained through the first quarter 2019, the Company recorded the effects of this impairment as a discontinued operations expense in 2015. This 2015 expense is carried as part of the accumulated deficit on the balance sheets for periods ending after December 31, 2015.

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

The provision (benefit) for income taxes for nine months ended August 31, 2021 and the year ended November 30, 2010 consist of the following:

	August 31, 2021	Nov. 30, 2020
Current:
Federal	$0	$0
State	0	0
Total Current	$0	$0
Deferred:
Federal	$0	$0
State	0	0
Change in valuation	0	0
Total provision (benefit)	$0	$0

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

The income tax provision (benefit) differs from the amount computed by applying the U.S. federal statutory tax rate of 21% in 2021 and 2020 to net income (loss) before income taxes for the nine months ended August 31, 2021 and the year ended November 30, 2020 and adjusting for the following:

	August 31, 2021	Nov. 30, 2020
Net income (loss) before taxes	$(4,086,292)	$11,534,085
US federal income tax rate	21%	21%

Computed expected tax provision (benefit)	(858,121)	2,422,158
Permanent differences	-	-
Timing differences	858,121	(2,422,158)
Limitations on NOL carryforwards due to change in stock ownership of the Corporation
Federal income tax provision	$-	$-

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and, if necessary, in various state and local jurisdictions. All tax years from 2017 to 2021 are subject to examination.

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

Note 8 – Notes Receivable Patient Access Solutions, Inc.

On November 30, 2017, the Company received a Note Receivable (the “Note”) in the amount of $50,000 from Patient Access Solutions, Inc. (symbol: PASO on OTCMarkets.com) (“PASO”) in exchange for a loan of $50,000 bearing 10% simple interest plus 1,000,000 shares of PASO common stock upon execution of the Note. The Note was due on February 28, 2018, and if not paid in full by that date, the Note provided for an additional late payment penalty of 50,000 shares of PASO common stock for each month it was not paid in full. Due to the doubtful ability to collect on this Note, no interest income has been accrued and the Company recognized a $50,000 bad debt expense as of November 30, 2018 and offset the Note with a $50,000 allowance for doubtful account.

On July 7, 2021 the Company entered into a Settlement Agreement with PASO regarding the Note, whereby the entire Note, including all unpaid principal, interest and late payments of PASO common stock shares that were due, were settled by the parties in exchange for 31,041,500 shares of restricted PASO common stock, the value of which will be recognized as Other Income from loan origination fees when the restrictions on the stock are removed or the fair value of the stock becomes readily determinable, whichever comes first.

Effective October 1, 2019, the Company received a Note Receivable (the “Consulting Note”) in the amount of $50,000 from PASO to compensate the Company for consulting services provided to PASO over a six-month period ending February 6, 2020. The Consulting Note was due on October 31, 2020, however due to the doubtful ability to collect on the Consulting Note, no income or receivable amount has or will be accrued until payment of this Consulting Note is received. The Consulting Note provides simple interest at the rate of ten percent (10%) on the unpaid principal sum outstanding. PASO also issued five hundred thousand (500,000) common shares in the Company’s name upon its acceptance of the Consulting Note. Additionally, the Company has conversion rights until the Consulting Note is no longer outstanding, whereby the Consulting Note may be convertible into shares of PASO’s common stock at a price of $0.10 per share or 40% discount of the lowest bid price based on a 5-day average at the option of the Company, in whole or in part whichever is less.

On October 29, 2020, the Company exercised its conversion rights on the Consulting Note and received 2,635,614 shares of restricted shares of common stock of PASO, the value of which will be recognized as consulting income when the restrictions on the stock are removed or the fair value of this stock becomes readily determinable, whichever comes first.

On July 2, 2021, the Company loaned PASO $14,889 pursuant to a short-term note due December 31, 2021 and bearing 6% simple interest. For the nine months ended August 31, 2021, the Company accrued $149 as interest income and recorded $15,038 as the total amount receivable under this note as of August 31, 2021.

Note 9 – Common Stock

On December 12, 2018, the Company created 5,000,000 shares of Series B common stock, par value $0.001 per share, out of the Company’s 290,000,000 authorized shares of common stock. The Series B common stock has the same powers, designation, preferences and relative participating, optional and other special rights, and the qualifications, limitations and restrictions as the Company’s authorized shares of common stock, except that the holder of each share of Series B common stock has the right to forty-one (41) votes for each share of Series B common stock held.

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

On March 27, 2019, the Company authorized a 1 for 500 reverse stock split on the Company’s 144,750,000 shares issued and outstanding as of April 16, 2019. After giving consideration for fractional shares that were rounded up to the next whole share, this left the Company with 290,000 shares issued and outstanding prior to the share exchange agreement it entered into with the shareholders of Hestia Investments, Inc. on May 16, 2019. See Note 4 – Share Exchange Agreement above.

On November 21, 2019, the Company retired and cancelled 4,500,000 shares out of the 5,000,000 shares of Series B common stock that was authorized and outstanding on that date and recognized the $4,500 par value of these shares as treasury stock. This left 500,000 shares of Series B common stock authorized and outstanding as of November 21, 2019.

On September 10, 2020, the Company issued 6,000 shares of common stock to an unrelated independent contractor valued at $12,360 for services valued at $12,360.

On January 10, 2021, the Company issued 6,000 shares of common stock to an unrelated independent contractor valued at $12,360 for services valued at $12,360.

On March 1, 2021, Hestia Investments, Inc. returned to the Company for cancellation its remaining 500,000 shares of Series B Common Stock and, accordingly, the Company cancelled the remaining outstanding 500,000 shares of Series B Common Stock.

Note 10 – Preferred Stock

On February 26, 2019, the Company designated 10,000,000 shares of its authorized preferred shares as Series A preferred stock with the specific powers, preferences, rights and limitations described below.

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

On November 21, 2019, the Company retired and cancelled all outstanding shares of Series A preferred stock and recognized the $100 par value of these shares as treasury stock. On November 24, 2019 the Company filed a “Certificate, Amendment or Withdrawal of Designation” with the Nevada Secretary of State that withdrew the Series A preferred stock designation leaving no Series A preferred stock authorized or outstanding as of that date.

Prior to the Company’s withdrawal of the Series A preferred stock designation before the designation of the entire series was withdrawn on November 24, 2019, the Series A preferred stock was entitled to the following specific powers, preferences, rights and limitations:

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Hestia Insight Inc. for the nine months ended August 31, 2021, and 2020, should be read in conjunction with the Hestia Insight Inc. unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on March 15, 2021. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Unless otherwise indicated, references to the “Company,” “us” or “we” refer to Hestia Insight Inc. and its subsidiaries.

Overview

Hestia Insight Inc. (“Hestia”, “Hestia Insight”, or the “Company”) was incorporated in the State of Nevada on November 19, 2003, under the name Luxshmi Investments, Inc. (“Luxshmi Investments”), until the Company changed its name to Hestia Insight Inc. on March 27, 2019. Luxshmi Investments ceased its operations in 2015. On November 9, 2018, the Eighth Judicial District Court of Nevada appointed Custodian Ventures, LLC (“Custodian Ventures”) as custodian for the Company, with proper notice having been given to the officers and directors of the Company, to which there was no opposition. On November 13, 2018, the Company filed a Certificate of Reinstatement with the State of Nevada, and Custodian Ventures appointed David Lazar the Company’s sole officer and director. On December 07, 2018, the Company created 5,000,000 shares of Series B common stock, par value $0.001 per share, out of the Company’s then 200,000,000 authorized shares of common stock, which such Series B Common Stock had the same powers, designation, preferences and relative participating, optional and other special rights, qualifications, limitations and restrictions as the Company’s authorized shares of common stock, except that the holder of each share of Series B common had the right to forty-one (41) votes for each share of Series B common Stock. On December 12, 2018, the Company issued 5,000,000 shares of Series B common stock (the “Series B Common Stock”) to Custodian Ventures LLC in exchange for the settlement of a portion of related party debt owed to Custodian Ventures. On February 26, 2019, the Company filed a Certificate of Designation with the State of Nevada to create Series A Preferred Stock consisting of 10,000,000 shares (the “Series A Preferred Shares”), which such Series A Preferred Shares were concurrently issued to Custodian Ventures. On March 6, 2019, Custodian Ventures transferred its Series B Common Stock and Series A Preferred Shares to Hestia Investments Inc., a Wyoming corporation (“Hestia Investments”), resulting in a change of control of the Company, concurrently upon which David Lazar resigned as the Company’s sole officer and director and Edward Lee was appointed as the sole officer and director of the Company. On March 12, 2019, the Company filed a Certificate of Amendment to its Articles of Incorporation authorizing 300,000,000 shares of capital stock, comprised of 290,000,000 shares of common stock, par value per share (the “Common Stock”) and 10,000,000 shares of preferred stock, par value $0.00001 per share (the “Preferred Stock”). On March 27, 2019, the Company filed a Certificate of Amendment to its Articles of Incorporation (i) effecting a name change from Luxshmi Investments, Inc. to Hestia Insight Inc., and (ii) effecting a 50-to-1 reverse stock split of the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”). The Reverse Stock Split did not impact the Company’s authorized shares of Common Stock or Preferred Stock, or its par value. On May 16, 2019, the Company entered into a Share Exchange Agreement with Hestia Investments to exchange, on a 1-for-1 basis, 27,614,200 shares of the Company’s Common Stock in exchange for 27,614,200 shares of Hestia Investments which were owned by 100% of the then-shareholders of Hestia Investments (the “Share Exchange Transaction”). As a result of the Share Exchange Transaction, Hestia Investments became a wholly owned subsidiary of the Company. On November 21, 2019, Hestia Investments returned to the Company for cancellation 4,500,000 of its 5,000,000 shares of Series B Common Stock and, accordingly, the Company cancelled the 4,500,000 shares of Series B Common Stock. On March 1, 2021, Hestia Investments returned to the Company for cancellation its remaining 500,000 shares of Series B Common Stock and, accordingly, the Company cancelled the remaining outstanding 500,000 shares of Series B Common Stock. As of March 15, 2021: (i) there are no authorized or outstanding shares of Series B common Stock, and (ii) there are 300,000,000 authorized shares of capital stock, comprised of 290,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock.

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

Going Concern

We have a limited operating history, and our continued growth is dependent upon the continuation of providing medical consulting services to our clients, generating revenue, and obtaining additional financing to fund future obligations, and pay liabilities arising from normal business operations. We had accumulated earning of $7,137,923 at August 31, 2021. The report of our independent registered public accounting firm on our financial statements for the year ended November 30, 2020, contained an explanatory paragraph regarding our ability to continue as a going concern based upon cash used in operating activities and the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These factors, among others, raised substantial doubt about our ability to continue as a going concern. Our financial statements appearing elsewhere in this report do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate significant revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company. The financial statements contained herein do not include any adjustments that might result from the outcome of this uncertainty.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Nine months ended August 31, 2021 and August 31, 2020

Revenue

For the nine months ended August 31, 2021, total revenues amounted to $109,800, which consisted of $109,800 of consulting revenue. For the nine months ended August 31, 2020, revenue was $121,350, which consisted of $90,000 of consulting revenue and $31,5350 of other income from loan origination fees. The increase of revenue was due to the receipt of $91,300 of consulting revenue from the sale of BHPA common stock that was received for consulting work.

Cost of Revenue

Cost of revenue includes the cost of internal labor and related benefits, travel expenses related to consulting services, subcontractor costs, other related consulting costs, and other overhead costs. These costs are recorded as operating expenses.

Operating Expenses

For the nine months ended August 31, 2021, operating expenses were $179,679 representing an increase of $78,135 over the operating expenses of $101,544 for the nine months ended August 31, 2020. The increase of cost of revenue was mainly driven by an increase in professional fees related to becoming and being a public company.

For the nine months ended August 31, 2021 and August 31, 2020, operating expenses consisted of the following:

	For the Nine months ended August 31, 2021	For the Nine months ended August 31, 2020
Selling expense	$2,791	$9,424
Professional fees	167,494	79,771
Other general and administrative	9,394	12,349
	$179,679	$101,544

●	Our selling expense mainly includes our marketing and sales staff’s salaries and related benefits, and travel and entertainment costs incurred by our sales department. Selling expense totaled $2,791 for the nine months ended August 31, 2021, and $9,424 for the nine months ended August 31, 2020. Selling expense as a percentage of revenue for the nine months ended August 31, 2021 was 2.5%.

●	Professional fees primarily consisted of accounting fees, legal service fees, consulting fees, investor relations service charges, OTC markets application and listing fees and other fees incurred for services related to becoming and being a public company. For the nine months ended August 31, 2021 and August 31, 2020, professional fees amounted to $167,494 and $79,771, respectively, an increase of $87,723 or 110%. The increase was mainly attributable to an increase in legal services incurred in being a public company of $31,600 combined with an increase in audit fees incurred of approximately $26,100, an increase in professional fees for our contractors in China of $13,788 and an increase in professional fees related to being a public company of approximately $22,835. These increases are offset by a decrease in accounting fees of approximately $6,600 incurred for services performed by our financial consultant. We expect professional fees to increase as we incur significant costs associated with our public company reporting requirements, and costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission.

●	Other general and administrative expenses mainly consisted of automobile expenses, office supplies, rent, bank service charges and other miscellaneous items. Other general and administrative expenses totaled $9,393 for the nine months ended August 31, 2021, as compared to $12,349 for the nine months ended August 31, 2020, a decrease of $2,956. The decrease was primarily attributable to a decrease in other miscellaneous general and administrative expenses.

Income (Loss) from Operations

As a result of the foregoing, for the nine months ended August 31, 2021, loss from operations amounted to $(69,879), as compared to gain from operations of $19,806 for the nine months ended August 31, 2020.

Other Income (Expense)

Other income includes interest income from bank deposits, interest income from loans receivable amounted to $338 and $5,795, for the nine months ended August 31, 2021 and August 31, 2020, respectively.

The Company had realized gains on equity investments of $0 for the nine months ended August 31, 2021 and $48,240 for the nine months ended August 31, 2020. The Company had unrealized gains/(losses) on equity investments of $(4,016,752) for the nine months ended August 31, 2021 and $(5,164) for the nine months ended August 31, 2020.

The Company had $0 interest expense for the nine months ended August 31, 2021 and $5,457 interest expense for the nine months ended August 31, 2020.

Income Taxes

We did not have any income taxes expense for the nine months ended August 31, 2021 and August 31, 2020 since we did not have any taxable income in the periods which was not reduced by prior net operating loss carryforwards or reduced by the exclusion of any unrealized gains/(losses) on equity investments, which are excluded from our taxable income until they become realized gains/(losses) on equity investments.

Net Income (Loss)

Net income for the nine months ended August 31, 2021 was $(4,086,292) and net income for the nine months ended August 31, 2020 was $66,041.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At August 31, 2021 and November 30, 2020, we had cash balances of $515,410 and $598,765, respectively. These funds are kept in financial institutions located in United States. We had total liabilities of $22,374 at August 31, 2021, of which $16,308 is a liability for the future 26 monthly lease payments of $627.24 for the Right-of-Use lease of an automobile; $6,066 for accounts payable and accrued liabilities. We had total liabilities of $39,156 at November 30, 2020, of which $21,953 is a liability for the future 35 monthly lease payments of $627.24 for the Right-of-Use lease of an automobile; $17,203 for accounts payable and accrued liabilities and $0 is a loan payable to a related party. As of August 31, 2021, and November 30, 2020, the Company had accumulated earnings of $7,137,923 and $11,224,215, respectively.

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

Cash flows from Operating Activities

Operating activities used $68,136 in cash during the nine months ended August 31, 2021, as compared with using $1,497 for the nine months ended August 31, 2020. The increase in cash used in operating activities during the nine months ended August 31, 2021 is primarily due to the payment of increased professional fees.

Cash flows from Investing Activities

For the nine months ended August 31, 2021, the Company’s cash flow in investing activities provided $0, and for the nine months ended August 31, 2020, the cash flow in investing activities provided $122,571 of cash flow.

Cash flows from Financing Activities

For the nine months ended August 31, 2021, the Company used $15,038 in cash flows in financing activities, and for the nine months ended August 31, 2021, the Company’s financing activities neither used nor provided any cash flows.

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

Going Concern.

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $(4,086,292), of which $(4,016,752) is from unrealized gain on equity investments, for the nine months ended August 31, 2021 and a net profit of $66,041, of which $48,240 is from realized gains/(losses) and $(5,164) is from unrealized loss on equity investments, for the nine months ended August 31, 2020. The Company had accumulated earnings of $7,137,923, as of August 31, 2021, and accumulated earnings of $11,224,215 as of November 30, 2020. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of August 31, 2021.

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

HESTIA INSIGHT INC.
(Registrant)

Date: October 12, 2021	By:	/s/ Edward Lee
Edward Lee
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: October 12, 2021	By:	/s/ Edward Lee
Edward Lee
Chief Financial Officer (Principal Financial and Accounting Officer)