Form 10-K
period 2021-11-30
Hestia Insight Inc.
filed 2022-02-25
CIK 1813603

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or emerging growth company. See the definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of May 31, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, the market value of our common stock held by non-affiliates was $43,586,400.

As of February 22, 2022, there were 27,939,260 shares of common stock, par value $0.001 per share, outstanding.

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

The Company files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, registration statements and other items with the Securities and Exchange Commission (“SEC”). In this Annual Report on Form 10-K, the language “this fiscal year” or “current fiscal year” refers to the 12-month period ended November 30, 2021.

In addition, the public may read and copy any materials the Company’s files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements regarding issuers, like the Company, that file electronically with the SEC.

Overview

Hestia Insight Inc. (“Hestia”, “Hestia Insight”, or the “Company”) was incorporated in the State of Nevada on November 19, 2003, under the name Luxshmi Investments, Inc. (“Luxshmi Investments”), until the Company changed its name to Hestia Insight Inc. on March 27, 2019. On March 12, 2019, the Company filed a Certificate of Amendment to its Articles of Incorporation authorizing 300,000,000 shares of capital stock, comprised of 290,000,000 shares of common stock, par value $0.001 per share (the “Common Stock”) and 10,000,000 shares of preferred stock, par value $0.00001 per share (the “Preferred Stock”). On March 27, 2019, the Company filed a Certificate of Amendment to its Articles of Incorporation (i) effecting a name change from Luxshmi Investments, Inc. to Hestia Insight Inc., and (ii) effecting a 50-to-1 reverse stock split of the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”). The Reverse Stock Split did not impact the Company’s authorized shares of Common Stock or Preferred Stock, or its par value. On May 16, 2019, the Company entered into a Share Exchange Agreement with Hestia Investments Inc., a Wyoming corporation (“Hestia Investments”), to exchange, on a 1-for-1 basis, 27,614,200 shares of the Company’s Common Stock in exchange for 27,614,200 shares of Hestia Investments which were owned by 100% of the then-shareholders of Hestia Investments (the “Share Exchange Transaction”). As a result of the Share Exchange Transaction, Hestia Investments became a wholly owned subsidiary of the Company.

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

Strategic Relationships

Noether Sciences and Technologies, Inc. On November 18, 2020, the Company entered into a non-binding Supplemental Agreement of Memorandum of Understanding with Noether Science and Technologies, Inc. (“NSAT”) pursuant to which the parties will seek to enter into a definitive agreement to (i) establish an exclusive partnership that will focus on research and treatment of neurological and psychiatric disorders, (ii) commercialize existing NSAT technologies for the healthcare market, (iii) provide the Company with an exclusive license to use and develop the existing and ready to use depression and anxiety therapy protocols in the United States, and (iv) establish a neurotherapy center in the metropolitan New York City area and additional clinics in other strategic areas yet to be determined.

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

Employees

The Company has three employees. We otherwise rely on the services of independent contractors.

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

General Operating and Business Risks

Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

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

Operating as a public company is more expensive than operating as a private company, including additional funds required to obtain outside assistance from legal, accounting, investor relations, or other professionals that could be more costly than planned. We may also be required to hire additional staff and outside professionals to comply with additional SEC reporting requirements. We anticipate that these costs will be approximately $100,000 annually. Our failure to comply with reporting requirements and other provisions of securities laws could negatively affect our results of operations, cash flow and financial condition

Our growth depends on external sources of capital, which may not be available on favorable terms or at all. In addition, investors, banks and other financial institutions may be reluctant to enter into any lending or financial transactions with us. If any of the sources of funding is unavailable to us, our growth may be limited, and our operating profit may be impaired.

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

Our board of directors determines our major policies, including decisions regarding financing, growth, debt capitalization, distributions and other material events. Our board of directors may amend or revise these and other policies without a vote of the shareholders. Under our Articles of Incorporation and Bylaws, our directors generally have a right to vote only on the following matters:

●	the election or removal of director;

●	the amendment of our charter, except that our board of directors may amend our charter without shareholders’ approval to:

●	change our name;

●	change the name or other designation or the par value of the Common Stock;

●	increase or decrease the aggregate number of shares of our Common Stock that we have the authority to issue;

●	effect certain reverse Common Stock splits;

●	our liquidation and dissolution; and

●	our being a party to a merger, consolidation, sale or other disposition of all or substantially all of our assets or statutory merger or acquisition.

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

While we may at some point be able to meet the requirements necessary for our common stock to be listed on a national securities exchange, we cannot assure you that we will ever achieve a listing of our common stock on a national securities exchange. Our shares will only be eligible for quotation on the OTC Markets, which is not an exchange. Initial listing on a national securities exchange is subject to a variety of requirements, including minimum trading price and minimum public “float” requirements, and could also be affected by the general skepticism of such markets concerning companies that are the result of mergers with inactive publicly-held companies. There are also continuing eligibility requirements for companies listed on public trading markets. If we are unable to satisfy the initial or continuing eligibility requirements of any such market, then our stock may not be listed or could be delisted. This could result in a lower trading price for our common stock and may limit your ability to sell your shares, any of which could result in you losing some or all of your investments.

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

The Company must maintain effective internal controls to provide reliable financial reports and detect fraud. The Company has been assessing its internal controls to identify areas that need improvement. It is in the process of implementing changes to internal controls but has not yet completed implementing these changes. Failure to implement these changes to the Company’s internal controls or any others that it identifies as necessary to maintain an effective system of internal controls could harm its operating results and cause investors to lose confidence in the Company’s reported financial information. Any such loss of confidence would have a negative effect on the trading price of the Company’s stock.

Voting power of our shareholders is highly concentrated by insiders.

Our officers and directors and affiliates own approximately 29.63% of our outstanding common shares. Such concentrated control of the Company may adversely affect the value of our common shares. If you acquire our common shares, you may have no effective voice in our management. Sales by our insiders or affiliates, along with any other market transactions, could affect the value of our common shares.

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

	2021 Price Range		2020 Price Range
	High	Low	High	Low
First Quarter	$9.00	$9.00	$14.00	$14.00
Second Quarter	$9.00	$5.20	$11.00	$11.00
Third Quarter	$6.96	$5.20	$11.00	$11.00
Fourth Quarter	$5.03	$3.50	$9.00	$9.00

The closing sales price of the Company’s common stock as reported on November 30, 2021, was $3.96 per share.

Holders of our Common Stock

As of November 30, 2021, there were approximately 32 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form. The stock transfer agent for our securities is Signature Stock Transfer, Inc., 14673 Midway Road, Suite 220, Addison, TX 75001.

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

Recent Sales of Unregistered Securities

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

Issuer Purchases of Equity Securities

The Company has not repurchased its securities during the year ended November 30, 2021.

Equity Compensation Plan Information

See Part II–Item 12 under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information” of this Annual Report on Form 10-K for equity compensation plan information.

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

Overview

Hestia Insight Inc. (“Hestia”, “Hestia Insight”, or the “Company”) was incorporated in the State of Nevada on November 19, 2003, under the name Luxshmi Investments, Inc. (“Luxshmi Investments”), until the Company changed its name to Hestia Insight Inc. on March 27, 2019. On March 12, 2019, the Company filed a Certificate of Amendment to its Articles of Incorporation authorizing 300,000,000 shares of capital stock, comprised of 290,000,000 shares of common stock, par value $0.001 per share (the “Common Stock”) and 10,000,000 shares of preferred stock, par value $0.00001 per share (the “Preferred Stock”). On March 27, 2019, the Company filed a Certificate of Amendment to its Articles of Incorporation (i) effecting a name change from Luxshmi Investments, Inc. to Hestia Insight Inc., and (ii) effecting a 50-to-1 reverse stock split of the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”). The Reverse Stock Split did not impact the Company’s authorized shares of Common Stock or Preferred Stock, or its par value. On May 16, 2019, the Company entered into a Share Exchange Agreement with Hestia Investments Inc., a Wyoming corporation (“Hestia Investments”), to exchange, on a 1-for-1 basis, 27,614,200 shares of the Company’s Common Stock in exchange for 27,614,200 shares of Hestia Investments which were owned by 100% of the then-shareholders of Hestia Investments (the “Share Exchange Transaction”). As a result of the Share Exchange Transaction, Hestia Investments became a wholly owned subsidiary of the Company.

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

Strategic Relationships

Noether Sciences and Technologies, Inc. On November 18, 2020, the Company entered into a non-binding Supplemental Agreement of Memorandum of Understanding with Noether Science and Technologies, Inc. (“NSAT”) pursuant to which the parties will seek to enter into a definitive agreement to (i) establish an exclusive partnership that will focus on research and treatment of neurological and psychiatric disorders, (ii) commercialize existing NSAT technologies for the healthcare market, (iii) provide the Company with an exclusive license to use and develop the existing and ready to use depression and anxiety therapy protocols in the United States, and (iv) establish a neurotherapy center in the metropolitan New York City area and additional clinics in other strategic areas yet to be determined.

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

Going Concern

We have a limited operating history and our continued growth is dependent upon the continuation of providing medical consulting services to our clients, generating revenue, and obtaining additional financing to fund future obligations, and pay liabilities arising from normal business operations. We had accumulated earnings of $1,457,798 at November 30, 2021. The report of our independent registered public accounting firm on our financial statements for the year ended November 30, 2021, contained an explanatory paragraph regarding our ability to continue as a going concern based upon cash used in operating activities and the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These factors, among others, raised substantial doubt about our ability to continue as a going concern. Our financial statements appearing elsewhere in this report do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate significant revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company. The financial statements contained herein do not include any adjustments that might result from the outcome of this uncertainty.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Year Ended November 30, 2021 and the Year Ended November 30, 2020

Revenue

During the year ended November 30, 2021, total revenues amounted to $28,500 which consisted of $20,000 in consulting revenue, $8,500 in consulting revenue with a related party, and $0 in origination fees. For the year ended November 30, 2020, revenue was $142,850. The decrease of revenue was due to a decrease in consulting revenue.

Cost of Revenue

Cost of revenue includes the direct cost of internal labor and related benefits, travel expenses related to consulting services, direct subcontractor costs, other related direct consulting costs.

For the years ended November 30, 2021 and 2020, the cost of revenue were $1,478 and $0, respectively, representing an increase of $1,478. The increase of cost of revenue was mainly driven by an increase in the direct costs to produce the revenue.

Operating Expenses

For the years ended November 30, 2021 and November 30, 2020, operating expenses consisted of the following:

	For the Year Ended November 30, 2021	For the Year Ended November 30, 2020
Selling expense	$367	$0
Professional fees	217,813	115,902
Other general and administrative	29,037	33,352
	$247,217	$149,254

●	Our selling expense mainly includes our marketing and sales staff’s salaries and related benefits, and travel and entertainment costs incurred by our sales department. Selling expense totaled $367 for the year ended November 30, 2021, and $0 for the year ended November 30, 2020. Selling expense as a percentage of revenue for the year ended November 30, 2021 was 1.3%.

●	Professional fees primarily consisted of accounting fees, legal service fees, consulting fees, investor relations service charges and other fees incurred for service related to becoming and being a public company. For the years ended November 30, 2021 and November 30, 2020, professional fees amounted to $217,813 and $115,902, respectively, an increase of $101,911 or 87%. The increase was mainly attributable to an increase in audit fees of approximately $26,800, an increase in legal services fees of approximately $46,600, an increase of approximately $24,424 in fees and services associated with public company reporting, an increase of approximately $17,917 in service fees provided by professionals in China, and a decrease of $13,828 incurred for services performed by our financial consultants and others. We expect professional fees to increase as we incur significant costs associated with our public company reporting requirements, and costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission.

●	Other general and administrative expenses mainly consisted of officer compensation, travel and entertainment, office supplies, rent, bank service charges and other miscellaneous items. Other general and administrative expenses totaled $29,037 for the year ended November 30, 2021, as compared to $33,352 for the period year ended November 30, 2020, a decrease of $4,315 or 12%. The decrease was primarily attributable to a decrease in automobile lease expense of approximately $2,747 and a net decrease of approximately $1,568 in other miscellaneous expenses.

Income (Loss) from Operations

As a result of the foregoing, for the year ended November 30, 2021, loss from operations amounted to $220,195, as compared to loss from operations of $6,404 for the year ended November 30, 2020.

Other Income

Other income includes interest income from bank deposits interest income from loans receivable and dividend income from our investments in equities, all of which amounted to $521 and $5,844, for the year ended November 30, 2021 and for the year ended November 30, 2020, respectively.

The Company had realized gains on equity investments of $140,268 for the year ended November 30, 2021 and $9,820 in realized losses for the year ended November 30, 2020.

The Company had unrealized losses on equity investments of $9,687,011 for the year ended November 30, 2021 and $11,538,061 in unrealized gains for the year ended November 30, 2020.

Other expense

The Company incurred interest expense of $0 for the year ended November 30, 2021 and $3,219 for the year ended November 30, 2020.

Income Taxes

We did not have any income taxes expense for the years ended November 30, 2021 and November 30, 2020.

Net Income (Loss)

Net income/(loss) for the years ended November 30, 2021 and 2020 were $(9,766,417) and $11,524,462, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At November 30, 2021 and 2020, we had cash balance of approximately $524,741 and $598,765, respectively. These funds are kept in financial institutions located in United States. We had total liabilities of $29,560, for the year ended November 30, 2021, of which $0 is a loan payable to a related party, and $39,156 for the year ended November 30, 2020 of which $0 is a loan payable to a related party. As of November 30, 2021, and 2020, the Company had accumulated earnings of $1,457,798 and $11,224,215, respectively.

We currently have no agreements and arrangements with any person to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Cash flows from Operating Activities

Operating activities used $209,703 in cash the year ended November 30, 2021, as compared with using $13,477 for the year ended November 30, 2020, resulting mainly from a net operating loss of $(220,195) for the year ended November 30, 2021.

Cash flows from Investing Activities

For the year ended November 30, 2021, the Company’s cash flow provided by investing activities was $140,268, and for the year ended November 30, 2020, the Company’s cash flow provided by investing activities was $152,314.

Cash flows from Financing Activities

For the year ended November 30, 2021, the Company used $4,589 of cash flow in financing activities, and for the year ended November 30, 2020, the Company used $100,000 of cash flow in financing activities.

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

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $9,766,417 for the year ended November 30, 2021 and a net profit of $11,524,462 for the year ended November 30, 2020. The Company had accumulated earnings of $1,457,798 as of November 30, 2021, and accumulated earnings of $11,224,215 as of November 30, 2020. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of November 30, 2021.

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

With the participation of our Chief Executive Officer and Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2021 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of November 30, 2021 based on the COSO framework criteria. Management has identified control deficiencies as follows:

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended November 30, 2021 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended November 30, 2021 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls

During the fiscal quarter ended November 30, 2021, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and positions of our current executive officers and directors.

Name	Age	Position
Edward C. Lee	69	Chief Executive Officer, President, Chief Financial Officer, Treasurer, Secretary, and Chairman of the Board

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

Section 16(a) Compliance

Section 16(a) of the Securities Exchange Act of 1934, requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. During the year ended November 30, 2021, our officers, directors and 10% stockholders were not required to make filings pursuant to Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION

Executive Officers’ Compensation

The following table sets forth information concerning the annual and long-term compensation earned by or paid to our Chief Executive Officer and to other persons who served as executive officers as at and/or during the fiscal year ended November 30, 2021 or who earned compensation exceeding $100,000 during fiscal year 2021 (the “named executive officers”), for services as executive officers for the last two fiscal years.

Summary Compensation Table

Name and Principal	Fiscal	Salary	Stock Award	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)
Edward Lee,	2020	$40,000	0	0	0	0	0	$40,000
CEO	2021	0	0	0	0	0	0	0

Outstanding Equity Awards at Fiscal Year-End Table

The Company did not issue equity awards during the year ended November 30, 2021.

Employment Agreements

None.

Director Compensation

The following table sets forth director compensation as of November 30, 2021:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Edward Lee	$10,000	-0-	-0-	-0-	-0-	-0-	$10,000

2021 Stock Incentive Plan

On May 24, 2021, our Board of Directors and stockholders owning in excess of 50% of our outstanding voting securities approved and adopted the 2021 Stock Incentive Plan (the “2021 Plan”). Pursuant to the terms of the 2021 Plan we can grant stock options, restricted stock awards and other awards at levels determined appropriate by our Board and/or compensation committee. The 2021 Plan also allows us to utilize a broad array of equity incentives and performance cash incentives in order to secure and retain the services of our employees, directors and consultants, and to provide long-term incentives that align the interests of our employees, directors and consultants with the interests of our stockholders. An aggregate of 5,000,000 shares of our common stock may be issued under the 2021 Plan, subject to equitable adjustment in the event of future stock splits, and other capital changes.

Grants of Plan Based Awards

We did not make any plan-based equity or non-equity awards grants to named executives during the years ended November 30, 2021 and 2020.

Option Exercises

There were no options exercised by our named officers during the years ended November 30, 2021 and 2020.

Compensation of Directors

As of the year ended November 30, 2021, we had no non-executive directors. Our sole director as of the year ended November 30, 2021 earned $10,000 for the year ended November 30, 2021, and $0 for the year ended November 30, 2020.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of February 22, 2022, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. The address for each person is c/o Hestia Insight Inc., 400 S. 4th Street, Suite 500, Las Vegas, NV 89101.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock (1)
Edward Lee and affiliated persons and entities (2)	19,324,200	69.17%
XiaoXiao Lin	2,696,000	9.64%
All Executive Officers and Directors as a group (1 person) 5% or More Stockholders	22,020,200	78.81%

*	Less than 1%

(1)	Based on 27,939,260 shares of common stock outstanding as of February 22, 2022. Under the rules of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days of February 22, 2022. Unless otherwise indicated by footnote, the named entities or individuals have sole voting and investment power with respect to the shares of common stock beneficially owned.
(2)	Includes (i) 8,278,200 shares of common stock held individually, (ii) 9,566,000 shares of common stock held by ECL Capital Partners Corp., and (iii) 1,480,000 shares of common stock held by Mr. Lee’s wife, Sherry Lee. Mr. Lee is the CEO and has sole voting control over the shares of common stock of the Company held by ECL Capital Partners Corp.

No Director, executive officer, affiliate or any owner of record or beneficial owner of more than 5% of any class of voting securities of the Company is a party adverse to the Company or has a material interest adverse to the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the fiscal year ended November 30, 2021, we had no awards outstanding under our 2021 Stock Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions since the beginning of the 2021 fiscal year, or any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of its total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Transactions with Related Persons

During the year ended November 30, 2021, the Company performed $8,500 in consulting services for the related party ECL Capital Partners Corp. The Company incurred $1,478 in cost of revenue for this related party and has received the entire $8,500 in revenues from this related party.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

BF Borgers CPA PC served as our independent auditors for the years ended November 30, 2021 and 2020. The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended November 30, 2021 and 2020.

	November 30, 2021	November 30, 2020
Audit Fees	$64,800	$38,000
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Totals	$64,800	$38,000

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

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2021 or 2020.

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

ITEM 15. EXHIBITS

Exhibit No.	Exhibit Description
3.1	Articles of Incorporation of Hestia Insight Inc. (filed as an Exhibit to the Form 1-A, filed on August 6, 2020, and incorporated herein by reference)

3.2	Certificate of Amendments of Articles of Incorporation of Hestia Insight Inc. (filed as an Exhibit to the Form 1-A, filed on August 6, 2020, and incorporated herein by reference)

3.3	Bylaws of Hestia Insight Inc. (filed as an Exhibit to the Form 1-A, filed on August 6, 2020, and incorporated herein by reference)

3.4	Certificate of Reinstatement. (filed as an Exhibit to the Form 1-A, filed on August 6, 2020, and incorporated herein by reference)

3.5	Certificate of Amendment for Custodianship. (filed as an Exhibit to the Form 1-A, filed on August 6, 2020, and incorporated herein by reference)

3.6	Certificates of Designation, and Certificate of Withdrawal (filed as an Exhibit to the Form 1-A, filed on August 6, 2020, and incorporated herein by reference)

4.1	Form of Subscription Agreement (filed as an Exhibit to the Form 1-A, filed on August 6, 2020, and incorporated herein by reference)

4.2*	Form of Securities Purchase Agreement by and between Custodian Ventures, LLC and Hestia Investments, Inc. dated March 1, 2019

4.3	Form of Stock Option Agreement by and between Hestia Insight Inc. and Eugene Cha dated January 4, 2022 (filed as an Exhibit to the Form 8-K, filed on January 10, 2022, and incorporated herein by reference)

10.1	Independent Consulting Agreement, dated December 1, 2019, by and between Hestia Insight Inc. and BHPA Inc. (filed as an Exhibit to the Form 1-A, filed on August 6, 2020, and incorporated herein by reference)

10.2	Sales Agency Agreement, dated June 21, 2020, with Immudyne Nutritional (filed as an Exhibit to the Form 1-A/A, filed on November 30, 2020, and incorporated herein by reference).

10.3

Supplemental Agreement of Memorandum of Understanding Between Hestia Insight Inc. and Noether Science and Technologies Inc. (filed as an Exhibit to the Form 1-A/A, filed on November 30, 2020, and incorporated herein by reference)

10.4	Form of Director Agreement by and between Hestia Insight Inc. and Eugene Cha dated January 4, 2022 (filed as an Exhibit to the Form 8-K, filed on January 10, 2022, and incorporated herein by reference)

10.5	Form of Indemnification Agreement by and between Hestia Insight Inc. and Eugene Cha dated January 4, 2022 (filed as an Exhibit to the Form 8-K, filed on January 10, 2022, and incorporated herein by reference)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hestia Insight Inc.

Dated: February 25, 2022	By:	/s/ Edward Lee
Edward Lee
Chief Executive Officer

POWER OF ATTORNEY

Know all persons by these presents that each individual whose signature appears below constitutes and appoints Edward Lee, our Chief Executive Officer and Chief Financial Officer as a true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to (i) act on, sign and file with the Securities and Exchange Commission any and all amendments to this Report together with all schedules and exhibits thereto, (ii) act on, sign and file with the Securities and Exchange Commission any and all exhibits to this Report and any and all exhibits and schedules thereto, (iii) act on, sign and file any and all such certificates, notices, communications, reports, instruments, agreements and other documents as may be necessary or appropriate in connection therewith and (iv) take any and all such actions which may be necessary or appropriate in connection therewith, granting unto such agent, proxy and attorney-in-fact, full power and authority to do and perform each and every act and thing necessary or appropriate to be done, as fully for all intents and purposes as he might or could do in person, and hereby approving, ratifying and confirming all that such agent, proxy and attorney-in-fact, or any of his or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward Lee	Chief Executive Officer, Chief Financial Officer and Director	February 25, 2022
Edward Lee	(Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of
Hestia Insight, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hestia Insight, Inc. as of November 30, 2021 and 2020, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2019

Lakewood, CO

February 23, 2022

HESTIA INSIGHT INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2021

 CONSOLIDATED BALANCE SHEETS

	November 30, 2021	November 30, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$524,741	$598,765
Investments in equities	1,802,988	11,490,000
Note receivable; net of allowance for doubtful accounts of $0 and $50,000 as of November 30, 2021 and November 30, 2020, respectively.	4,910	-
Total current assets	2,332,639	12,088,765

FIXED ASSETS:
Right-of-Use auto lease	14,426	21,953

TOTAL ASSETS	$2,347,065	$12,110,718

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$15,134	$17,203
Related party – loans payable	-	-
Right-of-Use current liability	7,527	7,527
Total current liabilities	22,661	24,730

LONG TERM LIABILITIES:
Right-of-Use long term liability	6,899	14,426

TOTAL LIABILITIES	29,560	39,156

STOCKHOLDERS’ EQUITY:
common stock, par value $0.001 per share; 285,000,000 shares authorized; 27,916,200 and 27,910,200 shares issued and outstanding as of November 30, 2021 and November 30, 2020, respectively.	27,916	27,910
Series B common stock, par value $0.001 per share; 5,000,000 shares authorized; --0- and 500,000 issued and outstanding as of November 30, 2021 and November 30, 2020, respectively.	-	500
Treasury Stock, 5,100,000 and 4,600,000 shares as of November 30, 2021 and November 30, 2020, respectively.	5,100	4,600
Additional paid in capital	826,691	814,337
Accumulated earnings	1,457,798	11,224,215
Total stockholders’ equity	2,317,505	12,071,562

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,347,065	$12,110,718

The accompanying notes are an integral part of these audited financial statements.

HESTIA INSIGHT INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended November 30,
	2021	2020
REVENUE:
Consulting revenue	$20,000	$111,500
Consulting revenue – related party	8,500	-
Origination fees	-	31,350
Total revenue	28,500	142,850

COST OF REVENUE:
Cost of revenue	-	-
Cost of revenue – related party	1,478	-
Total cost of revenue	1,478	-

GROSS PROFIT	27,022	142,850

OPERATING EXPENSE:
Selling, general and administrative expense	247,217	149,254
Total operating expense	247,217	149,254

OPERATING INCOME/(LOSS)	(220,195)	(6,404)

OTHER INCOME/(EXPENSE):
Interest & dividend income	521	5,844
Realized gain/(loss) on equity investments	140,268	(9,820)
Unrealized gain/(loss) on equity investments	(9,687,011)	11,538,061
Interest expense	-	(3,219)
Bad debt expense		-
Total other income/(expense)	(9,546,222)	11,530,866

INCOME /(LOSS) BEFORE TAXES	(9,766,417)	11,524,462

Tax expense	-	-
NET INCOME/(LOSS)	$(9,766,417)	$11,524,462

Basic net income/(loss) per common share	$(0.35)	$0.41
Diluted net income/(loss) per common share	$(0.35)	$0.41
Ave. common shares outstanding – Basic	28,039,826	28,405,532
Ave. common shares outstanding – Diluted	28,039,826	28,405,532

The accompanying notes are an integral part of these audited financial statements.

HESTIA INSIGHT INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended November 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss)	$(9,766,417)	$11,524,462
Adjustments to reconcile net income/(loss) to operating cash flows:
Fair Value of stock received as other income		(31,350)
Issuance of common stock for services	12,360	12,360
Realized loss (gain) on investment equities	(140,268)	9,820
Unrealized loss (gain) on investment equities	9,687,011	(11,539,561)
Changes in operating asset and liability account balances:
Accounts receivable and accrued interest receivable	(320)	-
Accounts payable and accrued interest payable	(2,069)	10,792
NET ADJUSTMENTS	9,556,714	(11,537,939)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	$(209,703)	$(13,477)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds (used in) purchase of investment equities	-	(21,547)
Proceeds provided by investment equities	140,268	173,861
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	$140,268	$152,314

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds provided by (used in) related party loan in subsidiary		(100,000)
Proceeds provided by (used in) note receivable	(4,589)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	$(4,589)	$(100,000)

NET INCREASE (DECREASE) IN CASH	(74,024)	38,837
CASH – BEGINNING OF PERIOD	598,765	559,928
CASH – END OF PERIOD	$524,741	$598,765

The accompanying notes are an integral part of these audited financial statements.

HESTIA INSIGHT INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock par value $0.001		Series B Common Stock par value $0.001		Preferred Stock par value $0.00001			Treasury Stock	Additional Paid In	Accum. Earnings/	Total Stockholders’
	Shares	Amount	Shares	$	Shares	$		$	Capital	(Deficit)	Equity
Balance, November 30, 2017	147,750,000	$147,750	-	$-	-		$-	$-	$(117,250)	$(12,308)	$18,192
Adjust common stock count to actual per stock transfer agent.	(3,000,000)	(3,000)							3,000		-
Issuance of Hestia Investments, Inc. stock for cash.									175,260		175,260
Net Loss for 12-month period		-		-			-	--	-	(86,110)	(86,110)
Balance, November 30, 2018	144,750,000	$144,750	-	$-	-		$-	$-	$61,010	$(98,418)	$107,342
Issuance of Hestia Investments, Inc. stock for cash.									603,000		603,000
Issuance of Hestia Investments, Inc. stock for services.									40,000		40,000
Issuance of Hestia Insight Inc. Series B common stock for cash and services.			5,000,000	5,000					55,000		60,000
Issuance of Hestia Insight Inc. Series A preferred stock for services.					10,000,000		100		99,900		100,000
Cancellation of Hestia Insight Inc. Series B common stock.			(4,500,000)	(4,500)				4,500			-
Cancellation of Hestia Insight Inc. Series A preferred stock.					(10,000,000)		(100)	100			-
Reverse common stock split of 1 for 500	(144,460,000)	(144,460)							144,460		-
Issuance of Hestia Insight Inc. common stock to Hestia Investments, Inc. shareholders in share exchange.	27,614,200	27,614							(27,614)		-
Consolidation of Hestia Insight Inc. with Hestia Investments, Inc.									(173,773)	13,772	(160,001)
Net Loss for 12-month period		-		-			-	-	-	(215,601)	(215,601)
Balance, November 30, 2019	27,904,200	$27,904	500,000	$500	-		$-	$4,600	$801,983	$(300,247)	$534,740
Issuance of Hestia Insight Inc. common stock for services valued at $12,360	6,000	6							12,354		12,360
Net Profit for 12-month period		-		-			-	-	-	11,524,462	11,524,462
Balance November 30, 2020	27,910,200	$27,910	500,000	$500	-		$-	$4,600	$814,337	$11,224,215	$12,071,562
Issuance of Hestia Insight Inc. common stock for services valued at $12,360	6,000	6							12,354		12,360
Cancellation of Hestia Insight Inc. Series B common stock.			(500,000)	(500)				500			-
Net Loss for 12-month period		-		-			-	-	-	(9,766,417)	(9,766,417)
Balance November 30, 2021	27,916,200	$27,916	-	$-	-	$		$5,100	$826,691	$1,457,798	$2,317,505

The accompanying notes are an integral part of these audited financial statements.

HESTIA INSIGHT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2021

AUDITED

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

Prepaid Expenses

The Company records amounts which have been paid in advance of receiving future economic benefits anticipated by the payment as prepaid expenses. Prepaid expenses are recorded as assets and expensed over the period that the benefits are received from the payment. The Company recorded as prepaid expenses of $0 and $0 for the year ended November 30, 2021, and the year ended November 30, 2020, respectively.

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

On November 2, 2020, the Company entered into an operating lease to lease an automobile for a net initial payment of $4,029 plus 36 monthly payments of $627.24. The Company has expensed $6,900 as a current operating expense for the year ended November 30, 2021, and $4,657 for the year ended November 30, 2020. For the year ended November 30, 2021, the Company has recorded the total remaining 23 payments on the lease as a Right of Use (ROU) asset of $14,427; the next 12 monthly payments totaling $7,527 as a ROU current liability; and the remaining monthly payments as a ROU long term liability of $6,900.

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

The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC Topic 820 are described as follows:

●	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.

●	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

●	Level 3 – Prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.

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

Description	How Acquired	Readily Determinable Fair Value	Cost	Current Changes	Cumulative Impairments	Cumulative Adjust.	Nov. 30, 2021 Bal. Sheet Value
38,441,500 shares of restricted stock in Patient Access Solutions, Inc. (“PASO” on OTCMarkets.com)	Origination Fees	No	$0	$0	$0	$0	$0
4,135,614 shares of restricted stock in Patient Access Solutions, Inc. (“PASO” on OTCMarkets.com)	Consulting Income	No	$0	$0	$0	$0	$0
3,333 shares of stock in Canibiola, Inc. (“CANB” on OTCMarkets.com)	Consulting Income	Yes	$0	$(633)	$0	$2,266	$1,633
12,885,228 shares of common stock in BHPA, Inc (“BHPA” on OTCMarkets.com)	Consulting Income	Yes	$0	$(5,550,956)	$0	$7,352,311	$1,801,355
400,000 shares of restricted preferred stock in BHPA, Inc (“BHPA” on OTCMarkets.com)	Consulting Income	No	$0	$0	$0	$0	$0
Totals			$0	$(5,551,589)	$0	$7,354,577	$1,802,988

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

The provision (benefit) for income taxes for nine months ended Aug. 31, 2021 and the year ended November 30, 2010 consist of the following:

	Aug. 31, 2021	Nov. 30, 2020
Current:
Federal	$0	$0
State	0	0
Total Current	$0	$0
Deferred:
Federal	$0	$0
State	0	0
Change in valuation	0	0
Total provision (benefit)	$0	$0

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

The income tax provision (benefit) differs from the amount computed by applying the U.S. federal statutory tax rate of 21% in 2021 and 2020 to net income (loss) before income taxes for the nine months ended Aug. 31, 2021 and year ended November 30, 2020 and adjusting for the following:

	Nov. 30, 2021	Nov. 30, 2020
Net income (loss) before taxes	$(9,766,417)	$11,524,462
US federal income tax rate	21%	21%

Computed expected tax provision (benefit)	(2,050,947)	2,420,137
Permanent differences	-	-
Timing differences	2,050,947	(2,420,137)
Limitations on NOL carryforwards due to change in stock ownership of the Corporation
Federal income tax provision	$-	$-

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

Note Payable to ECL Capital Partners Corp.

On 11/20/18 ECL Capital Partners Corp. loaned Hestia Investments, Inc. $100,000 pursuant to a promissory note that was due October 31, 2020. The note is unsecured and bears a simple interest rate of 3.5% on the unpaid principal balance. Mr. Edward Lee is the president and sole owner of ECL Capital Partners Corp. and the president and sole director of Hestia Insight Inc. As of November 30, 2020, the principal and interest on this note have been fully paid.

During the year ended November 30, 2021, the Company performed $8,500 in consulting services for the related party ECL Capital Partners Corp. The Company incurred $1,478 in cost of revenue for this related party and has received the entire $8,500 in revenues from this related party.

Note 8 – Note Receivable Patient Access Solutions, Inc.

Effective October 1, 2019, the Company received a Note Receivable (the “Note”) in the amount of $50,000 from Patient Access Solutions, Inc. (“PASO” on OTCMarkets.com) to compensate the Company for consulting services to PASO over a nine -month period ending February 6, 2020. The Note was due on October 31, 2020, however due to the doubtful ability to collect on this Note, no income or receivable amount has or will be accrued until payment of this Note is received. The Note provides simple interest at the rate of ten percent (10%) on the unpaid principal sum outstanding. Patient Access Solutions, Inc. will also provide five hundred thousand (500,000) common shares of PASO’s stock in the Company’s name upon acceptance of this agreement. Additionally, the Company has conversion rights until this Note is no longer outstanding, whereby this Note may be convertible into shares of PASO’s common stock at a price of $0.10 per share (the “Set Price”) or 40% discount of the lowest bid price based on a 5-day average at the option of the Company, in whole or in part whichever is less.

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

Note 11 – Subsequent Events

The Company evaluates events that occur after the period end date through the date the financial statements are available to be issued. Accordingly, management has evaluated subsequent events through the date these financial statements are issued and has determined that the following subsequent events require disclosure in these financial statements.

On January 4, 2022, the size of the Board of Directors of the Company was increased from one to two and Eugene Cha was appointed as a director of the Company. There is no understanding or arrangement between Mr. Cha and any other person pursuant to which Mr. Cha was selected as a director of the Company. Mr. Cha does not have any family relationship with any director, executive officer or person nominated or chosen by us to become a director or an executive officer. Mr. Cha has not had a direct or indirect material interest in any transaction or proposed transaction, in which the Company was or is a proposed participant exceeding $120,000. On January 4, 2022, Mr. Cha entered into a director agreement with the Company pursuant to which he will serve as a director of the Company. The director agreement provides that Mr. Cha will receive options to purchase up to 60,000 shares of the Company’s common stock at $3.50 per share for a period of five years. The options will vest in equal amounts over a period of one year at the rate of 15,000 shares per fiscal quarter at the end of such quarter, commencing in the quarter in which Mr. Cha was appointed as a director, for a total of 60,000 shares. The Company and Mr. Cha also entered into an Indemnification Agreement.

The offers, sales and issuances of the above securities to Mr. Cha were made in reliance upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and/or Regulation D promulgated thereunder. Mr. Cha acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof. Mr. Cha is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act.