Form 10-Q
period 2022-02-28
Hestia Insight Inc.
filed 2022-04-13
CIK 1813603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

As of April 11, 2022, 27,939,260 shares of common stock, par value $0.001 per share, were issued and outstanding.

HESTIA INSIGHT INC.

FORM 10-Q

February 28, 2022

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

We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-033.

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

ii

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

HESTIA INSIGHT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of February 28, 2022 (Unaudited) and November 30, 2021

	February 28, 2022	November 30, 2021
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$473,926	$524,741
Investments in equities	279,292	1,802,988
Note receivable; net of allowance for doubtful accounts of $0 and $50,000 as of February 28, 2022 and November 30, 2021, respectively.	4,979	4,910
Lease contract receivable – short term	30,000
Total current assets	788,197	2,332,639

FIXED ASSETS:
Right-of-Use auto lease	12,545	14,426

OTHER ASSETS:
Lease contract receivable – long term	50,000	-

TOTAL ASSETS	$850,742	$2,347,065

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$23,688	$15,134
Right-of-Use current liability	7,527	7,527
Unearned income on lease contract receivable	19,329	-
Total current liabilities	50,544	22,661

LONG TERM LIABILITIES:
Right-of-Use long term liability	5,018	6,899

TOTAL LIABILITIES	55,562	29,560

STOCKHOLDERS’ EQUITY:
Common stock, par value $0.001 per share; 285,000,000 shares authorized; 27,939,260 and 27,916,200 shares issued and outstanding as of February 28, 2022 and November 30, 2021, respectively.	27,939	27,916
Series B common stock, par value $0.001 per share; 5,000,000 shares authorized; --0- and -0- issued and outstanding as of February 28, 2022 and November 30, 2021, respectively.	-	-
Treasury Stock, 5,100,000 and 5,100,000 shares as of February 28, 2022 and November 30, 2021, respectively.	5,100	5,100
Additional paid in capital	901,613	826,691
Accumulated earnings/(deficits)	(139,472)	1,457,798
Total stockholders’ equity	795,180	2,317,505

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$850,742	$2,347,065

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HESTIA INSIGHT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

for the three months ended February 28, 2022 and February 28, 2021 (Unaudited)

	For the Three Months Ended February 28,
	2022	2021
REVENUE:
Consulting revenue	$-	$10,000
Consulting revenue – related party	-	--
Origination fees	-	-
Total revenue	-	10,000

COST OF REVENUE:
Cost of revenue	-	-
Cost of revenue – related party	-	-
Total cost of revenue	-	-

GROSS PROFIT	-	10,000

OPERATING EXPENSE:
Selling, general and administrative expense	135,858	52,907
Total operating expense	135,858	52,907

OPERATING INCOME/(LOSS)	(135,858)	(42,907)

OTHER INCOME/(EXPENSE):
Interest & dividend income	74	30
Interest income on lease receivable	2,416	-
Realized gain/(loss) on equity investments	59,793	-
Unrealized gain/(loss) on equity investments	(1,523,695)	8,077,770
Interest expense
Bad debt expense
Total other income/(expense)	(1,461,412)	8,077,800

INCOME /(LOSS) BEFORE TAXES	(1,597,720)	8,034,893

Tax expense	-	-
NET INCOME/(LOSS)	$(1,597,270)	$8,034,893

Basic net income/(loss) per common share	$(0.057)	$0.28
Diluted net income/(loss) per common share	$(0.057)	$0.28
Ave. common shares outstanding – Basic	27,923,864	28,413,503
Ave. common shares outstanding – Diluted	27,923,864	28,413,503

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HESTIA INSIGHT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended February 28, 2022 (Unaudited)

	Common Stock par value $0.001		Series B Common Stock par value $0.001		Preferred Stock par value $0.00001		Treasury Stock	Additional Paid In	Accum. Earnings/	Total Stockholders’
	Shares	Amount	Shares	$	Shares	$	$	Capital	(Deficit)	Equity
Balance, November 30, 2018	144,750,000	$144,750	-	$-	-	$-	$-	$61,010	$(98,418)	$107,342
Issuance of Hestia Investments, Inc. stock for cash.								603,000		603,000
Issuance of Hestia Investments, Inc. stock for services.								40,000		40,000
Issuance of Hestia Insight Inc. Series B common stock for cash and services.			5,000,000	5,000				55,000		60,000
Issuance of Hestia Insight Inc. Series A preferred stock for services.					10,000,000	100		99,900		100,000
Cancellation of Hestia Insight Inc. Series B common stock.			(4,500,000)	(4,500)			4,500			-
Cancellation of Hestia Insight Inc. Series A preferred stock.					(10,000,000)	(100)	100			-
Reverse common stock split of 1 for 500	(144,460,000)	(144,460)						144,460		-
Issuance of Hestia Insight Inc. common stock to Hestia Investments, Inc. shareholders in share exchange.	27,614,200	27,614						(27,614)		-
Consolidation of Hestia Insight Inc. with Hestia Investments, Inc.								(173,773)	13,772	(160,001)
Net Loss for 12-month period									(215,601)	(215,601)
Balance, November 30, 2019	27,904,200	$27,904	500,000	$500	-	$-	$4,600	$801,983	$(300,247)	$534,740
Issuance of Hestia Insight Inc. common stock for services valued at $12,360	6,000	6		-		-	-	12,354		12,360
Net Profit for 12-month period									11,524,462	11,524,462
Balance November 30, 2020	27,910,200	$27,910	500,000	$500	-	$-	$4,600	$814,337	$11,224,215	$12,071,562
Issuance of Hestia Insight Inc. common stock for services valued at $12,360	6,000	6						12,354		12,360
Cancellation of Hestia Insight Inc. Series B common stock.			(500,000)	(500)	-	-	500			-
Net Loss for 12-month period									(9,766,417)	(9,766,417)
Balance November 30, 2021	27,916,200	$27,916	-	$-	-	$-	$5,100	$826,691	$1,457,798	$2,317,505
Issuance of Hestia Insight Inc. common stock for services valued at $48,750	15,000	15	-	-				48,735		48,750
Issuance of Hestia Insight Inc. common stock for cash	8,060	8	-	-		-	-	26,187		26,195
Net Loss for 3-month period			-	-					$(1,597,270)	$(1,597,270)
Balance February 28, 2022	27,939,260	$27,939	-	-	-	-	$5,100	$901,613	$(139,472)	$795,180

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HESTIA INSIGHT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended February 28, 2022, and February 28, 2021 (Unaudited)

	For the Three Months Ended February 28,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss)	$(1,597,270)	$8,034,893
Adjustments to reconcile net income/(loss) to operating cash flows:
Fair Value of stock received as other income
Issuance of common stock for services	48,750	12,360
Realized loss (gain) on investment equities	(59,793)
Unrealized loss (gain) on investment equities	1,523,695	(8,077,770)
Changes in operating asset and liability account balances:
Accounts receivable and lease interest receivable	9,931	-
Accounts payable and accrued interest payable	6,139	(11,025)
NET ADJUSTMENTS	1,528,722	(8,076,435)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	$(68,548)	$(41,542)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds (used in) purchase of investment equities		-
Proceeds provided by investment equities	59,793	-
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	$59,793	$-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds provided by (used in) purchase of equipment leased to others	(68,255)	-
Proceeds provided by (used in) issuance of common stock	26,195	-
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	$(42,060)	$-

NET INCREASE (DECREASE) IN CASH	(50,815)	(41,542)
CASH – BEGINNING OF PERIOD	524,741	598,765
CASH – END OF PERIOD	$473,926	$557,223

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HESTIA INSIGHT INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2022

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

Prepaid Expenses

The Company records amounts which have been paid in advance of receiving future economic benefits anticipated by the payment as prepaid expenses. Prepaid expenses are recorded as assets and expensed over the period that the benefits are received from the payment. The Company recorded as prepaid expenses of $0 and $0 for the three months ended February 28, 2022, and the year ended November 30, 2020, respectively.

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

On November 2, 2020, the Company entered into an operating lease to lease an automobile for a net initial payment of $4,029 plus 36 monthly payments of $627.24. The Company has expensed $1,882 as a current operating expense for the three months ended February 28, 2022, and $1,822 for the three months ended February 28, 2021. For the three months ended February 28, 2022, the Company has recorded the total remaining 20 payments on the lease as a Right of Use (ROU) asset of $12,545; the next 12 monthly payments totaling $7,527 as a ROU current liability; and the remaining monthly payments as a ROU long term liability of $5,018.

Lease Contracts Receivable

The Company recognizes its participation as a lessor in direct financing leases in accordance with ASU 2016-02, “Leases (Topic 842).” Topic 842 is now recognized as ASC 842 and the Company has adopted this new standard effective for all fiscal years starting on and after December 1, 2021.

In accordance with ASC 842 the Company does not recognize the ownership of assets as a lessor in direct financing lease arrangements. Instead, when the Company originates the lease, it records a net investment in the lease on the balance sheet. The asset amount is a lease contract receivable equal to the present value of all the lease payments to be received and listed as both short term and long-term receivables on the balance sheet. The liability amount is equal to the difference between the present value of the lease contract receivable and the cost of leased equipment. The liability amount represents the unearned interest income that will be earned by the lessor over the term of the lease, and it is listed as unearned income on lease contract receivable, a current liability. When the Company receives a lease payment from a direct financing lease, the lease contract receivable is reduced by the entire payment and a portion of the payment that represents the interest income is recognized as both interest income on lease receivable and as an equal reduction of the unearned income on lease receivable.

On December 2, 2021, the Company entered into a direct financing lease as a lessor of $68,255 in newly purchased computer equipment it leased out to others for 36 monthly payments of $2,500 totaling $90,000. The net asset of $68,255 was recorded as a $90,000 asset, lease contract receivable, and a $21,745 liability, unearned income on lease receivable. The Company has recognized $2,416 as interest income on lease receivable for the three months ended February 28, 2022, and $0 for the three months ended February 28, 2021. As of February 28, 2022, the Company has recorded the total remaining 32 monthly payments receivable as an asset of $80,000; the next 12 monthly payments totaling $30,000 as a current asset; and the remaining monthly payments of $50,000 as an other asset.

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

Adoption of Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that management of the Company believes may impact its financial statements, including ASC 842 described above under Right-of-Use Assets and Lease Contracts Receivable. Management does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

Description	How Acquired	Readily Determinable Fair Value	Cost	Current Changes	Cumulative Impairments	Cumulative Adjust.	Feb 28, 2022 Bal. Sheet Value
38,441,500 shares of restricted stock in Patient Access Solutions, Inc. (“PASO” on OTCMarkets.com)	Origination Fees	No	$0	$0	$	$0	$0
4,135,614 shares of restricted stock in Patient Access Solutions, Inc. (“PASO” on OTCMarkets.com)	Consulting Income	No	$0	$0	$	$0	$0
3,333 shares of stock in Canibiola, Inc. (“CANB” on OTCMarkets.com)	Consulting Income	Yes	$0	$(490)	$	$1,633	$1,143
11,125,970 shares of unrestricted common stock in BHPA, Inc (“BHPA” on OTCMarkets.com)	Consulting Income	Yes	$0	$(1,523,206)	$	$1,801,355	$278,149
400,000 shares of restricted preferred stock in BHPA, Inc (“BHPA” on OTCMarkets.com)	Consulting Income	No	$0	$0	$	$0	$0
Totals			$0	$(1,523,696)	$	$1,802,988	$279,292

Note 4 – Income Taxes

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

On May 16, 2019, the Company entered into a share exchange agreement which resulted in Hestia Investments, Inc. becoming a wholly owned subsidiary of the Company and the former shareholders Hestia Investments Inc becoming the new majority shareholders of the Company. Prior to this date the Company and Hestia Investments, Inc., have been taxed as separate C-Corporations for federal income tax purposes.

The provision (benefit) for income taxes for three months ended February 28, 2022 and the year ended November 30, 2021 consist of the following:

	Feb. 28, 2022	Nov. 30, 2021
Current:
Federal	$0	$0
State	0	0
Total Current	$0	$0
Deferred:
Federal	$0	$0
State	0	0
Change in valuation	0	0
Total provision (benefit)	$0	$0

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

The income tax provision (benefit) differs from the amount computed by applying the U.S. federal statutory tax rate of 21% in 2022 and 2021 to net income (loss) before income taxes for the three months ended February 28, 2022 and February 28, 2021 and adjusting for the following:

	Feb. 28, 2022	Feb. 28, 2021
Net income (loss) before taxes	$(1,597,270)	$8,034,893
US federal income tax rate	21%	21%

Computed expected tax provision (benefit)	(335,426)	1,687,327
Permanent differences	-	-
Timing differences	335,426	(1,687,327)
Limitations on NOL carryforwards due to change in stock ownership of the Corporation
Federal income tax provision	$-	$-

The Company and its subsidiary file income tax returns in the U.S. federal jurisdiction and, if necessary, in various state and local jurisdictions. All tax years from 2017 to 2021 are subject to examination.

Note 5 – Related party transactions

ECL Capital Partners Corp.

During the year ended November 30, 2021, the Company performed $8,500 in consulting services for the related party ECL Capital Partners Corp. The Company incurred $1,478 in cost of revenue for this related party and has received the entire $8,500 in revenues from this related party.

Note 6 – Note Receivable Patient Access Solutions, Inc.

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

Note 7 – Common Stock

On January 10, 2021, the Company issued 6,000 shares to an unrelated independent contractor valued at $12,360 for services valued at $12,360.

On March 1, 2021, Hestia Investments returned to the Company for cancellation its remaining 500,000 shares of Series B Common Stock and, accordingly, the Company cancelled the remaining outstanding 500,000 shares of Series B Common Stock.

On January 20, 2022, the Company issued 15,000 shares to an unrelated independent contractor valued at $48,750 for services valued at $48,750.

On February 15, 2022, pursuant to an offering under Regulation A, the Company issued 8,060 shares to unrelated new shareholders for $26,195 in cash.

Note 8 – Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, par value $.00001 per share (the “Preferred Stock”). As of February 28, 2022, no shares of Preferred Stock were issued or outstanding.

Note 9 – Subsequent Events

The Company evaluates events that occur after the period end date through the date the financial statements are available to be issued. Accordingly, management has evaluated subsequent events through the date these financial statements are issued and has determined that the following subsequent events require disclosure in these financial statements.

On April 1, 2022, the Company entered into an Employment Agreement (the “Employment Agreement”) with Peter Liu pursuant to which Mr. Liu will serve as the Vice President of Asia Operations of the Company in consideration of cash and (i) an aggregate of 60,000 shares of restricted common stock of the Company (the “Shares”) to be issued at the rate of 15,000 Shares per quarter, and (ii) a non-qualified stock option to acquire an aggregate of 36,000 shares of common stock of the Company exercisable for a period of five (5) years at an exercise price of $3.00 per share (the “Option”), which such Option shall vest in equal amounts over a period of one (1) year at the rate of 3,000 shares per month and shall be issuable on a quarterly basis at the rate of 9,000 Options per quarter.

There are no arrangements or understandings between Mr. Liu and any other person pursuant to which he was selected as an employee of the Company, and there are no transactions with Mr. Liu that would require disclosure under 404(a) of Regulation S-K. There are no family relationships between any director or executive officer of the Company and Mr. Liu.

The foregoing summary and description of the Employment Agreement are not and do not purport to be complete and are subject to, and qualified in its entirety by, the full text of the Employment Agreement, a copy of which is filed as exhibit 10.7 is incorporated herein by reference

The offers, sales, and issuances of the securities described above were deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited or sophisticated person and had adequate access, through employment, business or other relationships, to information about us.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Hestia Insight Inc. for the three months ended February 28, 2022, and 2021, should be read in conjunction with the Hestia Insight Inc. unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on February 25, 2022. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Going Concern

We have a limited operating history, and our continued growth is dependent upon the continuation of providing medical consulting services to our clients, generating revenue, and obtaining additional financing to fund future obligations, and pay liabilities arising from normal business operations. We had accumulated deficits of $139,472 at February 28, 2022. The report of our independent registered public accounting firm on our financial statements for the year ended November 30, 2021, contained an explanatory paragraph regarding our ability to continue as a going concern based upon cash used in operating activities and the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These factors, among others, raised substantial doubt about our ability to continue as a going concern. Our financial statements appearing elsewhere in this report do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate significant revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company. The financial statements contained herein do not include any adjustments that might result from the outcome of this uncertainty.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three months ended February 28, 2022 and February 28, 2021

Revenue

For the three months ended February 28, 2022, total revenues amounted to $-0-, which consisted of $-0- of consulting revenue. For the three months ended February 28, 2021, revenue was $10,000, which consisted of $10,000 of consulting revenue. The decrease of revenue was due to our current emphasis on planning and preparation for our future revenue.

Cost of Revenue

Cost of revenue includes the cost of internal labor and related benefits, travel expenses related to consulting services, subcontractor costs, other related consulting costs, and other overhead costs. These costs are recorded as operating expenses.

Operating Expenses

For the three months ended February 28, 2022, operating expenses were $135,858 representing an increase of $82,951 over the operating expenses of $52,907 for the three months ended February 28, 2021. The increase of cost of revenue was mainly driven by an increase in professional fees related to becoming and being a public company.

For the three months ended February 28, 2022, and February 28, 2021, operating expenses consisted of the following:

	For the Three months ended February 28, 2022	For the Three months ended February 28, 2021
Selling expense	$7,013	$475
Professional fees	123,007	48,936
Other general and administrative	5,838	3,495
	$135,858	$52,906

●	Our selling expense mainly includes our marketing and sales staff’s salaries and related benefits, and travel and entertainment costs incurred by our sales department. Selling expense totaled $7,013 for the three months ended February 28, 2022, and $475 for the three months ended February 28, 2021. Selling expense as a percentage of revenue for the three months ended February 28, 2022 was not calculable

●	Professional fees primarily consisted of accounting fees, legal service fees, consulting fees, investor relations service charges, OTC markets application and listing fees and other fees incurred for services related to becoming and being a public company. For the three months ended February 28, 2022, and February 28, 2021, professional fees amounted to $123,007 and $48,936, respectively, an increase of $74,071 or 151%. The increase was attributable to an increase in legal services incurred in being a public company of $1,000 combined with an increase in audit fees incurred of approximately $25,000, an increase in the wages and payroll taxes of our employees of $4,279, an increase in professional fees for our contractors in China of $7,000 and an increase in professional fees related to being a public company of approximately $39,860. These increases are offset by a decrease in accounting fees of approximately $3,050 incurred for services performed by our financial consultants. We expect professional fees to increase as we incur significant costs associated with our public company reporting requirements, and costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission.

●	Other general and administrative expenses mainly consisted of automobile expenses, office supplies, rent, bank service charges and other miscellaneous items. Other general and administrative expenses totaled $5,838 for the three months ended February 28, 2022, as compared to $3,495 for the three months ended February 28, 2021, an increase of $2,343. The increase was primarily attributable to an increase in other miscellaneous general and administrative expenses.

Income (Loss) from Operations

As a result of the foregoing, for the three months ended February 28, 2022, loss from operations amounted to $(135,858), as compared to loss from operations of $42,907 for the three months ended February 28, 2021.

Other Income (Expense)

Other income includes interest income from bank deposits and interest income from loans receivable that amounted to $74 and $30, for the three months ended February 28, 2022, and February 28, 2021, respectively.

Other income also includes interest income from lease receivable that amounted to $2,416 and $-0- for the three months ended February 28, 2022, and February 28, 2021.

The Company had realized gains on equity investments of $59,793 for the three months ended February 28, 2022, and $-0- for the three months ended February 28, 2021. The Company had unrealized gains/(losses) on equity investments of $(1,523,695) for the three months ended February 28, 2022 and $8,077,770 for the three months ended February 28, 2021.

The Company had $0 interest expense for the three months ended February 28, 2022, and $0 interest expense for the three months ended February 28, 2021.

Income Taxes

We did not have any income taxes expense for the three months ended February 28, 2022, and February 28, 2021, since we did not have any taxable income in the periods which was not reduced by prior net operating loss carryforwards or reduced by the exclusion of any unrealized gains/(losses) on equity investments, which are excluded from our taxable income until they become realized gains/(losses) on equity investments.

Net Income (Loss)

Net (loss) for the three months ended February 28, 2022, was $(1,597,270) and net income for the three months ended February 28, 2021, was $8,034,893.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At February 28, 2022 and November 30, 2021, we had cash balances of $473,926 and $524,741, respectively. These funds are kept in financial institutions located in United States. We had total liabilities of $55,562 at February 28, 2022, of which $12,545 is a liability for the future 20 monthly lease payments of $627.24 for the Right-of-Use lease of an automobile; $23,688 for accounts payable and accrued liabilities and $19,329 representing the unearned income on our lease contract receivable. We had total liabilities of $29,560 at November 30, 2021, of which $14,426 is a liability for the future 23 monthly lease payments of $627.24 for the Right-of-Use lease of an automobile; $15,134 for accounts payable and accrued liabilities and $0 for unearned income on our lease contract receivable. As of February 28, 2022, and November 30, 2021, the Company had accumulated earnings/(deficits) of $(139,472) and $1,457,798, respectively.

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

Cash flows from Operating Activities

Operating activities used $68,548 in cash during the three months ended February 28, 2022, as compared with using $41,542 for the three months ended February 28, 2021. The increase in cash used in operating activities during the three months ended February 28, 2022 is primarily due to the payment of increased professional fees.

Cash flows from Investing Activities

For the three months ended February 28, 2022, the Company’s cash flow in investing activities provided $59,793, and for the three months ended February 28, 2021, the cash flow in investing activities provided $0 of cash flow.

Cash flows from Financing Activities

For the three months ended February 28, 2022, the Company used $42,060 in cash flows in financing activities, of which $68,255 was used to purchase computer equipment that was leased to others and $26,195 was provided by the proceeds of the issuance of common stock. For the three months ended February 28, 2021, the Company’s financing activities neither used nor provided any cash flows.

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

Going Concern.

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $(1,597,270), of which $(1,523,695) is from unrealized gain/(loss) on equity investments, and $59,793 in realized gains on equity investments for the three months ended February 28, 2022. The Company realized a net profit of $8,034,893, of which $0 is from realized gains/(losses) and $8,077,770 is from unrealized gains on equity investments, for the three months ended February 28, 2022. The Company had accumulated earnings/(deficits) of $(139,472), as of February 28, 2022, and accumulated earnings of $1,457,798 as of November 30, 2021. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of February 28, 2022.

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

ITEM 1A. RISK FACTORS

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended November 30, 2021. There has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 4, 2022, Eugene Cha entered into a director agreement with the Company pursuant to which he will serve as a director of the Company. The director agreement provides that Mr. Cha will receive options to purchase up to 60,000 shares of the Company’s common stock at $3.50 per share for a period of five years. The options will vest in equal amounts over a period of one year at the rate of 15,000 shares per fiscal quarter at the end of such quarter, commencing in the quarter in which Mr. Cha was appointed as a director, for a total of 60,000 shares.

On January 20, 2022, the Company issued 15,000 shares to an unrelated independent contractor valued at $48,750 for services valued at $48,750.

On February 15, 2022, pursuant to an offering under Regulation A, the Company issued 8,060 shares to unrelated new shareholders for $26,195 in cash.

The offers, sales, and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited or sophisticated person and had adequate access, through employment, business or other relationships, to information about us.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Description
3.1	Articles of Incorporation of Hestia Insight Inc. (filed as an Exhibit to the Form 1-A, filed on August 6, 2020, and incorporated herein by reference).

3.2	Certificate of Amendments of Articles of Incorporation of Hestia Insight Inc. (filed as an Exhibit to the Form 1-A, filed on August 6, 2020, and incorporated herein by reference).

3.3	Bylaws of Hestia Insight Inc. (filed as an Exhibit to the Form 1-A, filed on August 6, 2020, and incorporated herein by reference).

3.4	Certificate of Reinstatement. (filed as an Exhibit to the Form 1-A, filed on August 6, 2020, and incorporated herein by reference).

3.5	Certificate of Amendment for Custodianship. (filed as an Exhibit to the Form 1-A, filed on August 6, 2020, and incorporated herein by reference).

3.6	Certificates of Designation, and Certificate of Withdrawal (filed as an Exhibit to the Form 1-A, filed on August 6, 2020, and incorporated herein by reference).

4.1	Form of Subscription Agreement (filed as an Exhibit to the Form 1-A, filed on August 6, 2020, and incorporated herein by reference).

4.2	Form of Securities Purchase Agreement by and between Custodian Ventures, LLC and Hestia Investments, Inc. dated March 1, 2019 (filed as an Exhibit to the Form 10-K Annual Report, filed on February 25, 2022, and incorporated herein by reference)

4.3	Form of Stock Option Agreement by and between Hestia Insight Inc. and Eugene Cha dated January 4, 2022 (filed as an Exhibit to the Form 8-K, filed on January 10, 2022, and incorporated herein by reference)

4.4*	Form of Stock Option Agreement by and between Hestia Insight Inc. and Peter Liu dated April 1, 2022

10.1	Independent Consulting Agreement, dated December 1, 2019, by and between Hestia Insight Inc. and BHPA Inc. (filed as an Exhibit to the Form 1-A, filed on August 6, 2020, and incorporated herein by reference).

10.2	Sales Agency Agreement, dated June 21, 2020, with Immudyne Nutritional (filed as an Exhibit to the Form 1-A/A, filed on November 30, 2020, and incorporated herein by reference).

10.3	Supplemental Agreement of Memorandum of Understanding Between Hestia Insight Inc. and Noether Science and Technologies Inc. (filed as an Exhibit to the Form 1-A/A, filed on November 30, 2020, and incorporated herein by reference).

10.4	Definitive Share Exchange Agreement, dated May 16, 2019, by and between Hestia Investments Inc. (“Hestia”), each of the shareholders of Hestia, and Hestia Insight Inc. (filed as an Exhibit to the Form 10-Q Quarterly Report, filed on April 19, 2021, and incorporated herein by reference).

10.5	Form of Director Agreement by and between Hestia Insight Inc. and Eugene Cha dated January 4, 2022 (filed as an Exhibit to the Form 8-K, filed on January 10, 2022, and incorporated herein by reference)

10.6	Form of Indemnification Agreement by and between Hestia Insight Inc. and Eugene Cha dated January 4, 2022 (filed as an Exhibit to the Form 8-K, filed on January 10, 2022, and incorporated herein by reference)

10.7*	Form of Employment Agreement by and between Hestia Insight Inc. and Peter Liu dated April 1, 2022

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer & Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HESTIA INSIGHT INC.
(Registrant)

Date: April 13, 2022	By:	/s/ Edward Lee
Edward Lee
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: April 13, 2022	By:	/s/ Edward Lee
Edward Lee
Chief Financial Officer (Principal Financial and Accounting Officer)