Form 10-Q
period 2022-05-31
Hestia Insight Inc.
filed 2022-07-14
CIK 1813603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2022

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

As of July 13, 2022, 27,939,260 shares of common stock, par value $0.001 per share, were issued and outstanding.

HESTIA INSIGHT INC.

FORM 10-Q

May 31, 2022

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

ii

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

HESTIA INSIGHT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of May 31, 2022 (Unaudited) and November 30, 2021

	May 31, 2022	November 30, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$448,609	$524,741
Investments in equities	204,092	1,802,988
Note receivable; net of allowance for doubtful accounts of $0 and $50,000 as of May 31, 2022 and November 30, 2021, respectively.	5,047	4,910
Lease contract receivable – short term	30,000
Total current assets	687,748	2,332,639

FIXED ASSETS:
Right-of-Use auto lease	10,663	14,426

OTHER ASSETS:
Lease contract receivable – long term	47,500	-

TOTAL ASSETS	$745,911	$2,347,065

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$3,164	$15,134
Right-of-Use current liability	7,527	7,527
Unearned income on lease contract receivable	18,725	-
Total current liabilities	29,416	22,661

LONG TERM LIABILITIES:
Right-of-Use long term liability	3,136	6,899

TOTAL LIABILITIES	32,552	29,560

STOCKHOLDERS’ EQUITY:
Common stock, par value $0.001 per share; 285,000,000 shares authorized; 27,939,260 and 27,919,200 shares issued and outstanding as of May 31, 2022 and November 30, 2020, respectively.	27,939	27,916

Series B common stock, par value $0.001 per share; 5,000,000 shares authorized; --0- and -0- issued and outstanding as of May 31, 2022 and November 30, 2021, respectively.	-	-

Treasury Stock, 5,100,000 and 5,100,000 shares as of May 31, 2022 and November 30, 2021, respectively.	5,100	5,100
Additional paid in capital	901,613	826,691
Accumulated earnings/(deficits)	(221,293)	1,457,798
Total stockholders’ equity	713,359	2,317,505

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$745,911	$2,347,065

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HESTIA INSIGHT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and six months ended May 31, 2022 and May 31, 2021 (Unaudited)

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2022	2021	2022	2021
REVENUE:
Consulting revenue	$-	$8,500	$-	$18,500
Other Income	-	-	-	-
Total revenue	-	8,500	-	18,500

OPERATING EXPENSE:
Selling, general and administrative expense	56,753	75,018	192,611	127,924
Total operating expense	56,753	75,018	192,611	127,924

OPERATING INCOME/(LOSS)	(56,753)	(66,518)	(192,611)	(109,424)

OTHER INCOME/(EXPENSE):
Interest income	73	22	148	52
Interest income on lease receivable	604	-	3,020	-
Realized gain/(loss) on equity investments	74,042	-	133,834	-
Unrealized gain/(loss) on equity investments	(99,787)	(1,696,861)	(1,623,482)	6,380,908
Interest expense	-	-	-	-
Bad debt expense	-	-	-	-
Total other income/(expense)	(25,068)	(1,696,839)	(1,486,480)	6,380,960

INCOME /(LOSS) BEFORE TAXES	(81,821)	(1,763,357)	(1,679,091)	6,271,536

Tax expense	-	-	-	-
NET INCOME/(LOSS)	$(81,821)	$(1,763,357)	$(1,679,091)	$6,271,536

Basic net income/(loss) per common share	$(0.00)	$(0.06)	$(0.06)	$0.22
Diluted net income/(loss) per common share	$(0.00)	$(0.06)	$(0.06)	$0.22
Ave. common shares outstanding – Basic	27,939,260	27,916,200	27,939,260	28,164,819
Ave. common shares outstanding – Diluted	27,960,260	27,916,200	27,960,260	28,164,819

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HESTIA INSIGHT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the six months ended May 31, 2022 (Unaudited)

	Common Stock par value $0.001		Series B Common Stock par value $0.001		Preferred Stock par value $0.00001		Treasury Stock	Additional Paid In	Accum. Earnings/	Total Stockholders’
	Shares	Amount	Shares	$	Shares	$	$	Capital	(Deficit)	Equity
Balance, November 30, 2019	27,904,200	$27,904	500,000	$500	-	$-	$4,600	$801,983	$(300,247)	$534,740
Issuance of Hestia Insight Inc. common stock for services valued at $12,360	6,000	6						12,354		12,360
Net Profit for 12-month period				-		-	-		11,524,462	11,524,462
Balance November 30, 2020	27,910,200	$27,910	500,000	$500	-	$-	$4,600	$814,337	$11,224,215	$12,071,562
Issuance of Hestia Insight Inc. common stock for services valued at $12,360	6,000	6						12,354		12,360
Cancellation of Hestia Insight Inc. Series B common stock.			(500,000)	(500)			500			-
Net Loss for 12-month period						-			(9,766,417)	(9,766,417)
Balance November 30, 2021	27,916,200	$27,916	-	$-	-	$-	$5,100	$826,691	$1,457,798	$2,317,505
Issuance of Hestia Insight Inc. common stock for services valued at $48,750	15,000	15	-	-				48,735		48,750
Issuance of Hestia Insight Inc. common stock for cash	8,060	8	-	-				26,187		26,195
Net Loss for 6-month period			-	-		-	-		$(1,679,091)	$(1,679,091)
Balance May 31, 2022	27,939,260	$27,939	-	-	-	-	$5,100	$901,613	$(221,293)	$713,359

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HESTIA INSIGHT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended May 31, 2022, and May 31, 2021 (Unaudited)

	For the Six Months Ended May 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss)	$(1,679,091)	$6,271,536
Adjustments to reconcile net income/(loss) to operating cash flows:
Issuance of common stock for services	48,750	12,360
Realized loss (gain) on investment equities	(133,834)
Unrealized loss (gain) on investment equities	1,598,895	(6,380,908)
Changes in operating asset and liability account balances:
Accounts receivable and lease interest receivable	12,362	-
Accounts payable and accrued interest payable	(14,988)	(13,089)
NET ADJUSTMENTS	1,511,185	(6,381,637)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	$(167,906)	$(110,101)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds (used in) purchase of investment equities		-
Proceeds provided by investment equities	133,834	-
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	$133,834	$-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds provided by (used in) purchase of equipment leased to others	(68,255)	-
Proceeds provided by (used in) issuance of common stock	26,195	-

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	$(42,060)	$-

NET INCREASE (DECREASE) IN CASH	(76,132)	(110,101)

CASH – BEGINNING OF PERIOD	524,741	598,765
CASH – END OF PERIOD	$448,609	$488,664

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Hestia Insight Inc. (“Hestia” or the “Company”) consolidated with the accounts of its wholly owned subsidiaries Hestia Investments, Inc., a Wyoming corporation and HSTA HEALTH INC., a Nevada corporation. In these notes, the terms “us,” “we” or “our” refer to Hestia Insight Inc. and its consolidated subsidiary.

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

Prepaid Expenses

The Company records amounts which have been paid in advance of receiving future economic benefits anticipated by the payment as prepaid expenses. Prepaid expenses are recorded as assets and expensed over the period that the benefits are received from the payment. The Company recorded as prepaid expenses of $0 and $0 for the six months ended May 31, 2022, and the year ended November 30, 2021, respectively.

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

On November 2, 2020, the Company entered into an operating lease to lease an automobile for a net initial payment of $4,029 plus 36 monthly payments of $627.24. The Company has expensed $1,882 as a current operating expense for the six months ended May 31, 2022, and $1,822 for the six months ended May 31, 2021. For the six months ended May 31, 2022, the Company has recorded the total remaining 17 payments on the lease as a Right of Use (ROU) asset of $10,633 which equals the next 12 monthly payments totaling $7,527 as a ROU current liability and the remaining monthly payments as a ROU long term liability of $3,136.

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

On December 2, 2021, the Company entered into a direct financing lease as a lessor of $68,255 in newly purchased computer equipment it leased out to others for 36 monthly payments of $2,500 totaling $90,000. The net asset of $68,255 was recorded as a $90,000 asset as a lease contract receivable, and a $21,745 liability as unearned income on lease receivable. The Company has recognized $3,020 as interest income on lease receivable for the six months ended May 31, 2022, and $0 for the six months ended May 31, 2021. As of May 31, 2022, the Company has recorded the total remaining 31 monthly payments receivable as an asset of $77,500 which equals of the next 12 monthly payments totaling $30,000 as a current asset and the remaining monthly payments of $47,500 as an other asset.

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

Stock-Based Compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment topic of Accounting Standards Codification (“ASC”) 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award. The Accounting Standards Codification also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

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

Description	How Acquired	Readily Determinable Fair Value	Cost	Current Changes	Cumulative Impairments	Cumulative Adjust.	May 31, 2022 Bal. Sheet Value

38,441,500 shares of restricted stock in Patient Access Solutions, Inc. (“PASO” on OTCMarkets.com)	Origination Fees	No	$0	$0	$0	$0	$0
4,135,614 shares of restricted stock in Patient Access Solutions, Inc. (“PASO” on OTCMarkets.com)	Consulting Income	No	$0	$0	$0	$0	$0
3,333 shares of unrestricted stock in Canibiola, Inc. (“CANB” on OTCMarkets.com)	Consulting Income	Yes	$0	$(144)	$0	$1,143	$999
8,144,857 shares of unrestricted common stock in BHPA, Inc (“BHPA” on OTCMarkets.com)	Consulting Income	Yes	$0	$(94,890)	$0	$278,149	$183,259
400,000 shares of restricted preferred stock in BHPA, Inc (“BHPA” on OTCMarkets.com)	Consulting Income	No	$0	$0	$0	$0	$0
1,000 shares of Nu Hldgs. Ltd. stock	Purchase	Yes	$5,552	(1,742)	0	0	$3,810
100 shares of Salesforce.com stock	Purchase	Yes	$19,035	(3,011)	0	0	$16,024
Totals			$24,587	$(99,787)	$0	$279,292	$204,092

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

The provision (benefit) for income taxes for six months ended May 31, 2022 and the year ended November 30, 2021 consist of the following:

	May 31, 2022	Nov. 30, 2021
Current:
Federal	$0	$0
State	0	0
Total Current	$0	$0
Deferred:
Federal	$0	$0
State	0	0
Change in valuation	0	0
Total provision (benefit)	$0	$0

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

The income tax provision (benefit) differs from the amount computed by applying the U.S. federal statutory tax rate of 21% in 2022 and 2021 to net income (loss) before income taxes for the six months ended May 31, 2022 and May 31, 2021 and adjusting for the following:

	May 31, 2022	May 31, 2021
Net income (loss) before taxes	$(1,679,091)	$6,271,536
US federal income tax rate	21%	21%

Computed expected tax provision (benefit)	(352,609)	1,317,022
Permanent differences	-	-
Timing differences	352,609	(1,317,022)
Limitations on NOL carryforwards due to change in stock ownership of the Corporation
Federal income tax provision	$-	$-

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

Note 6 – Note Receivable Patient Access Solutions, Inc.

Effective October 1, 2019, the Company received a Note Receivable (the “Note”) in the amount of $50,000 from Patient Access Solutions, Inc. (“PASO” on OTCMarkets.com) to compensate the Company for consulting services to PASO over a nine-month period ending February 6, 2020. The Note was due on October 31, 2020, however due to the doubtful ability to collect on this Note, no income or receivable amount has or will be accrued until payment of this Note is received. The Note provides simple interest at the rate of ten percent (10%) on the unpaid principal sum outstanding. Patient Access Solutions, Inc. will also provide five hundred thousand (500,000) common shares of PASO’s stock in the Company’s name upon acceptance of this agreement. Additionally, the Company has conversion rights until this Note is no longer outstanding, whereby this Note may be convertible into shares of PASO’s common stock at a price of $0.10 per share (the “Set Price”) or 40% discount of the lowest bid price based on a 5-day average at the option of the Company, in whole or in part whichever is less.

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

Note 8 – Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, par value $.00001 per share (the “Preferred Stock”). As of May 31, 2022, no shares of Preferred Stock were issued and outstanding.

Note 9 – Options to Acquire Common Stock

The Company agreed to issue Eugene Cha, Director, a stock option to acquire an aggregate of 60,000 shares of the common stock of the Company, exercisable for five (5) years at an exercise price of $3.50 per share, subject to vesting.  The option vests in equal amounts over a period of one (1) year at the rate of 15,000 shares per fiscal quarter at the end of such quarter, commencing in January 2022, and pro-rated for the number of days the optionee serves on the Board during the fiscal quarter. As of May 31, 2022, Mr. Cha’s option to acquire 25,000 shares of the Company’s stock has vested. For the six-month period ending May 31, 2022, no options have been exercised and no expense has been recorded for the Company for the potential exercise of these options since the exercise price is above the average price of the Company’s stock and the total amount of the potential expense is not material.

The Company agreed to issue Peter Liu, Vice President of Asia Operations, a stock option to acquire an aggregate of 36,000 shares of the common stock of the Company, exercisable for five (5) years at an exercise price of $3.00 per share, subject to vesting. As of May 31, 2022, the option to acquire 6,000 shares has vested. For the six-month period ending May 31, 2022, no options were exercised and no expense has been recorded for the Company for the potential exercise of these options since the exercise price is not significantly above the average price of the Company’s stock and the total amount of the potential expense is not material.

Note 10 – Subsequent Events

The Company evaluates events that occur after the period end date through the date the financial statements are available to be issued. Accordingly, management has evaluated subsequent events through the date these financial statements are issued and has determined that the following subsequent events require disclosure in these financial statements.

On July 11, 2022, the Company, through its wholly-owned subsidiary, HSTA HEALTH INC., entered into a Vending Purchase Agreement with HealthyYOU Vending LLC (“HealthyYou”) pursuant to which the Company purchased from HealthyYou ten (10) fully-automated vending machines and related equipment (the “Vending Machines”) for an aggregate purchase price of $98,745.00, in connection with the Company’s vending pilot program. The technologically advanced, unattended Vending Machines dispense healthy food and wellness products to paying customers at the point of sale, accepting cash, coin, credit or debit cards, and payments by smartphones, watches and other devices. The Company’s goal is to create a technology-driven health and wellness vending business division through its purchase and operation of the Vending Machines.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Hestia Insight Inc. for the six months ended May 31, 2022, and 2021, should be read in conjunction with the Hestia Insight Inc. unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on February 25, 2022. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Going Concern

We have a limited operating history, and our continued growth is dependent upon the continuation of providing medical consulting services to our clients, generating revenue, and obtaining additional financing to fund future obligations, and pay liabilities arising from normal business operations. We had accumulated deficits of $221,293 at May 31, 2022. The report of our independent registered public accounting firm on our financial statements for the year ended November 30, 2021, contained an explanatory paragraph regarding our ability to continue as a going concern based upon cash used in operating activities and the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These factors, among others, raised substantial doubt about our ability to continue as a going concern. Our financial statements appearing elsewhere in this report do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate significant revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company. The financial statements contained herein do not include any adjustments that might result from the outcome of this uncertainty.

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

Stock-based Compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment topic of Accounting Standards Codification (“ASC”) 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award. The Accounting Standards Codification also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Six months ended May 31, 2022 and May 31, 2021

Revenue

For the six months ended May 31, 2022, total revenues amounted to $-0-, which consisted of $-0- of consulting revenue. For the six months ended May 31, 2021, revenue was $18,500, which consisted of $18,500 of consulting revenue. The decrease of revenue was due to our current emphasis on planning and preparation for our future revenue.

Cost of Revenue

Cost of revenue includes the cost of internal labor and related benefits, travel expenses related to consulting services, subcontractor costs, other related consulting costs, and other overhead costs. These costs are recorded as operating expenses. For the six months ended May 31, 2022 and May 31, 2021 there were no costs of revenue.

Operating Expenses

For the six months ended May 31, 2022, operating expenses were $192,611 representing an increase of $64,687 over the operating expenses of $127,924 for the six months ended May 31, 2021. The increase of cost of revenue was mainly driven by an increase in professional fees related to becoming and being a public company plus our current emphasis on planning and preparation for our future revenue.

For the six months ended May 31, 2022, and May 31, 2021, operating expenses consisted of the following:

	For the Six months ended May 31, 2022	For the Six months ended May 31, 2021
Selling expense	$7,013	$65
Professional fees	166,186	120,360
Other general and administrative	19,412	7,499
	$192,611	$127,924

●	Our selling expense mainly includes our marketing and sales staff’s salaries and related benefits, and travel and entertainment costs incurred by our sales department. Selling expense totaled $7,013 for the six months ended May 31, 2022, and $65 for the six months ended May 31, 2021. Selling expense as a percentage of revenue for the six months ended May 31, 2022 is not calculable

●	Professional fees primarily consisted of accounting fees, legal service fees, consulting fees, investor relations service charges, OTC markets application and listing fees and other fees incurred for services related to becoming and being a public company. For the six months ended May 31, 2022, and May 31, 2021, professional fees amounted to $166,186 and $120,360, respectively, an increase of $45,826 or 38%. The increase was attributable to an increase in legal services incurred in being a public company combined with an increase in audit fees incurred of approximately $1,000; an increase in the wages and payroll taxes of our employees of $7,475; an increase in professional fees for our contractors in China of $11,855; and an increase in professional fees related to being a public company of approximately $38,930. These increases are offset by a decrease in OTC market fees and accounting fees of approximately $4,800 incurred for services performed by the OTC market companies and our financial consultants. We expect professional fees to increase as we incur significant costs associated with our public company reporting requirements, and costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission.

●	Other general and administrative expenses mainly consisted of automobile expenses, office supplies, rent, bank service charges and other miscellaneous items. Other general and administrative expenses totaled $19,412 for the six months ended May 31, 2022, as compared to $7,499 for the six months ended May 31, 2021, an increase of $11,913. The increase was primarily attributable to an increase in other miscellaneous general and administrative expenses.

Income (Loss) from Operations

As a result of the foregoing, for the six months ended May 31, 2022, loss from operations amounted to $(192,611), as compared to loss from operations of $(109,424) for the six months ended May 31, 2021.

Other Income (Expense)

Other income includes interest income from bank deposits and interest income from loans receivable that amounted to $148 and $52, for the six months ended May 31, 2022, and May 31, 2021, respectively.

Other income also includes interest income from lease receivable that amounted to $3,020 and $-0- for the six months ended May 31, 2022, and May 31, 2021.

The Company had realized gains on equity investments of $133,834 for the six months ended May 31, 2022, and $-0- for the six months ended May 31, 2021. The Company had unrealized gains/(losses) on equity investments of $(1,623,482) for the six months ended May 31, 2022 and $6,380,960 for the six months ended May 31, 2021.

The Company had $0 interest expense for the six months ended May 31, 2022, and $0 interest expense for the six months ended May 31, 2021.

Income Taxes

We did not have any income taxes expense for the six months ended May 31, 2022, and May 31, 2021, since we did not have any taxable income in the periods which was not reduced by prior net operating loss carryforwards or reduced by the exclusion of any unrealized gains/(losses) on equity investments, which are excluded from our taxable income until they become realized gains/(losses) on equity investments.

Net Income (Loss)

Net (loss) for the six months ended May 31, 2022, was $(1,679,091) and net income for the six months ended May 31, 2021, was $6,271,536.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. On May 31, 2022, and November 30, 2021, we had cash balances of $448,609 and $524,741, respectively. These funds are kept in financial institutions located in United States. We had total liabilities of $32,553 at May 31, 2022, of which $10,663 is a liability for the future 17 monthly lease payments of $627.24 for the Right-of-Use lease of an automobile; $3,165 for accounts payable and accrued liabilities and $18,725 representing the unearned income on our lease contract receivable. We had total liabilities of $29,560 at November 30, 2021, of which $14,426 is a liability for the future 23 monthly lease payments of $627.24 for the Right-of-Use lease of an automobile; $15,134 for accounts payable and accrued liabilities and $0 for unearned income on our lease contract receivable. As of May 31, 2022, and November 30, 2021, the Company had accumulated earnings/(deficits) of $(221,293) and $1,457,798, respectively.

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

Cash flows from Operating Activities

Operating activities used $167,906 in cash during the six months ended May 31, 2022, as compared with using $110,101 for the six months ended May 31, 2021. The increase in cash used in operating activities during the six months ended May 31, 2022 is primarily due to the payment of increased professional fees and the costs of being a public company.

Cash flows from Investing Activities

For the six months ended May 31, 2022, the Company’s cash flow in investing activities provided $133,834, and for the six months ended May 31, 2021, the cash flow in investing activities provided $0 of cash flow.

Cash flows from Financing Activities

For the six months ended May 31, 2022, the Company used $42,060 in cash flows in financing activities, of which $68,255 was used to purchase computer equipment that was leased to others and $26,195 was provided by the proceeds of the issuance of common stock. For the six months ended May 31, 2021, the Company’s financing activities neither used nor provided any cash flows.

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

We will need to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations. We estimate that based on current plans and assumptions, that our available cash will be insufficient to satisfy our cash requirements under our present operating expectations. Other than working capital, advances received from related parties and funds received pursuant to securities purchase agreements, we presently have no other significant alternative sources of working capital. We have used these funds to fund our operating expenses, pay our obligations and grow our company. We will need to raise significant additional capital to fund our operations and to provide working capital for our ongoing operations and obligations. Therefore, our future operation is dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will be required to cease our operations. To date, we have not considered this alternative, nor do we view it as a likely occurrence.

Going Concern.

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. For the six months ended May 31, 2022, the Company incurred a net loss of $(1,679,091), of which $(1,623,482) is from unrealized gain/(loss) on equity investments, and $133,834 in realized gains on equity investments. For the six months ended May 31, 2021, the Company realized a net profit of $6,271,536 of which $0 is from realized gains/(losses) and $6,380,908 is from unrealized gains on equity investments. The Company had accumulated earnings/(deficits) of $(221,293) as of May 31, 2022, and accumulated earnings of $1,457,798 as of November 30, 2021. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of May 31, 2022.

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

On February 15, 2022, pursuant to an offering under Regulation A, the Company issued 8,060 shares to unrelated new shareholders for $26,195 in cash

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Description
3.1	Articles of Incorporation of Hestia Insight Inc. (filed as an Exhibit to the Form 1-A, filed on August 6, 2020, and incorporated herein by reference).

3.2	Certificate of Amendments of Articles of Incorporation of Hestia Insight Inc. (filed as an Exhibit to the Form 1-A, filed on August 6, 2020, and incorporated herein by reference).

3.3	Bylaws of Hestia Insight Inc. (filed as an Exhibit to the Form 1-A, filed on August 6, 2020, and incorporated herein by reference).

3.4	Certificate of Reinstatement. (filed as an Exhibit to the Form 1-A, filed on August 6, 2020, and incorporated herein by reference).

3.5	Certificate of Amendment for Custodianship. (filed as an Exhibit to the Form 1-A, filed on August 6, 2020, and incorporated herein by reference).

3.6	Certificates of Designation, and Certificate of Withdrawal (filed as an Exhibit to the Form 1-A, filed on August 6, 2020, and incorporated herein by reference).

4.1	Form of Subscription Agreement (filed as an Exhibit to the Form 1-A, filed on August 6, 2020, and incorporated herein by reference).

4.2	Form of Securities Purchase Agreement by and between Custodian Ventures, LLC and Hestia Investments, Inc. dated March 1, 2019 (filed as an Exhibit to the Form 10-K Annual Report, filed on February 25, 2022, and incorporated herein by reference)

4.3	Form of Stock Option Agreement by and between Hestia Insight Inc. and Eugene Cha dated January 4, 2022 (filed as an Exhibit to the Form 8-K, filed on January 10, 2022, and incorporated herein by reference)

10.1	Independent Consulting Agreement, dated December 1, 2019, by and between Hestia Insight Inc. and BHPA Inc. (filed as an Exhibit to the Form 1-A, filed on August 6, 2020, and incorporated herein by reference).

10.2	Sales Agency Agreement, dated June 21, 2020, with Immudyne Nutritional (filed as an Exhibit to the Form 1-A/A, filed on November 30, 2020, and incorporated herein by reference).

10.3	Supplemental Agreement of Memorandum of Understanding Between Hestia Insight Inc. and Noether Science and Technologies Inc. (filed as an Exhibit to the Form 1-A/A, filed on November 30, 2020, and incorporated herein by reference).

10.4	Definitive Share Exchange Agreement, dated May 16, 2019, by and between Hestia Investments Inc. (“Hestia”), each of the shareholders of Hestia, and Hestia Insight Inc. (filed as an Exhibit to the Form 10-Q Quarterly Report, filed on April 19, 2021, and incorporated herein by reference).

10.5	Form of Director Agreement by and between Hestia Insight Inc. and Eugene Cha dated January 4, 2022 (filed as an Exhibit to the Form 8-K, filed on January 10, 2022, and incorporated herein by reference)

10.6	Form of Indemnification Agreement by and between Hestia Insight Inc. and Eugene Cha dated January 4, 2022 (filed as an Exhibit to the Form 8-K, filed on January 10, 2022, and incorporated herein by reference)

10.7*	Vending Purchase Agreement by and between Hestia Insight Inc. and HealthyYOU Vending LLC dated July 11, 2022

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer & Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HESTIA INSIGHT INC.
(Registrant)

Date: July 14, 2022	By:	/s/ Edward Lee
Edward Lee
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: July 14, 2022	By:	/s/ Edward Lee
Edward Lee
Chief Financial Officer (Principal Financial and Accounting Officer)