Form 10-Q
period 2022-08-31
Hestia Insight Inc.
filed 2022-10-17
CIK 1813603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2022

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

As of October 17, 2022, 27,939,260 shares of common stock, par value $0.001 per share, were issued and outstanding.

HESTIA INSIGHT INC.

FORM 10-Q

August 31, 2022

TABLE OF CONTENTS

		Page No.
	PART I. - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of August 31, 2022 (Unaudited) and November 30, 2021	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine months ended August 31, 2022, and August 31, 2021 (Unaudited)	2
	Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Nine months ended August 31, 2022 (Unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the Nine months ended August 31, 2022, and August 31, 2021 (Unaudited)	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4	Controls and Procedures	21

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults upon Senior Securities	22
Item 4.	Mine Safety Disclosures	22
Item 5.	Other Information	22
Item 6.	Exhibits	23

i

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this report. Additionally, statements concerning future matters are forward-looking statements.

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

ii

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

HESTIA INSIGHT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of August 31, 2022 (Unaudited) and November 30, 2021

	August 31, 2022	November 30, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$324,523	$524,741
Investments in equities	488,002	1,802,988
Note receivable; net of allowance for doubtful accounts of $0 and $50,000 as of August 31, 2022, and November 30, 2021, respectively.	5,116	4,910
Lease contract receivable – short term	30,000
Total current assets	847,641	2,332,639

FIXED ASSETS:
Vending machines; net of accumulated depreciation of $2,350 and $0 as of August 31, 2022, and November 30, 2021, respectively.	96,395	-
Right-of-Use auto lease	8,781	14,426
Total fixed assets	105,176	14,426

OTHER ASSETS:
Lease contract receivable – long term	42,500	-

TOTAL ASSETS	$995,317	$2,347,065

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$3,356	$15,134
Right-of-Use current liability	7,527	7,527
Unearned income on lease contract receivable	17,517	-
Total current liabilities	28,400	22,661

LONG TERM LIABILITIES:
Right-of-Use long term liability	1,254	6,899

TOTAL LIABILITIES	29,654	29,560

STOCKHOLDERS’ EQUITY:
Common stock, par value $0.001 per share; 285,000,000 shares authorized; 27,939,260 and 27,919,200 shares issued and outstanding as of August 31, 2022, and November 30, 2020, respectively.	27,939	27,916

Series B common stock, par value $0.001 per share; 5,000,000 shares authorized; --0- and -0- issued and outstanding as of August 31, 2022, and November 30, 2021, respectively.	-	-

Treasury Stock, 5,100,000 and 5,100,000 shares as of August 31, 2022, and November 30, 2021, respectively.	5,100	5,100
Additional paid in capital	901,613	826,691
Accumulated earnings/(deficits)	31,011	1,457,798
Total stockholders’ equity	965,663	2,317,505

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$995,317	$2,347,065

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HESTIA INSIGHT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and nine months ended August 31, 2022 and August 31, 2021 (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	August 31,		August 31,
	2022	2021	2022	2021
REVENUE:
Consulting revenue	$-	$91,300	$-	$109,800
Other Income	-	-	-	-
Total revenue	-	91,300	-	109,800

OPERATING EXPENSE:
Selling, general and administrative expense	65,700	51,754	258,400	179,678
Total operating expense	65,700	51,754	258,400	179,678

OPERATING INCOME/(LOSS)	(65,700)	39,546	(258,400)	(69,878)

OTHER INCOME/(EXPENSE):
Interest income	73	286	220	338
Interest income on lease receivable	1,208	-	4,228	-
Realized gain/(loss) on equity investments	49,084	-	182,919	-
Unrealized gain/(loss) on equity investments	267,729	(10,397,660)	(1,355,754)	(4,016,752)
Interest expense	-	-	-	-
Bad debt expense	-	-	-	-
Total other income/(expense)	318,094	(10,397,374)	(1,168,387)	(4,016,414)

INCOME /(LOSS) BEFORE TAXES	252,394	(10,357,828)	(1,426,787)	(4,086,292)

Tax expense	-	-	-	-
NET INCOME/(LOSS)	$252,394	$(10,357,828)	$(1,426,787)	$(4,086,292)

Basic net income/(loss) per common share	$0.009	$(0.371)	$(0.051)	$(0145)
Diluted net income/(loss) per common share	$0.009	$(0.371)	$(0.050)	$(0.145)
Ave. common shares outstanding – Basic	27,939,260	27,916,200	27,939,260	28,081,035
Ave. common shares outstanding – Diluted	27,985,260	27,916,200	27,985,260	28,081,035

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HESTIA INSIGHT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the nine months ended August 31, 2022 (Unaudited)

	Common Stock par value $0.001		Series B Common Stock par value $0.001		Preferred Stock par value $0.00001		Treasury Stock	Additional Paid In	Accum. Earnings/	Total Stockholders’
	Shares	Amount	Shares	$	Shares	$	$	Capital	(Deficit)	Equity
Balance, November 30, 2019	27,904,200	$27,904	500,000	$500	-	$-	$4,600	$801,983	$(300,247)	$534,740
Issuance of Hestia Insight Inc. common stock for services valued at $12,360	6,000	6		-		-	-	12,354		12,360
Net Profit for 12-month period									11,524,462	11,524,462
Balance November 30, 2020	27,910,200	$27,910	500,000	$500	-	$-	$4,600	$814,337	$11,224,215	$12,071,562
Issuance of Hestia Insight Inc. common stock for services valued at $12,360	6,000	6						12,354		12,360
Cancellation of Hestia Insight Inc. Series B common stock.			(500,000)	(500)		-	500			-
Net Loss for 12-month period									(9,766,417)	(9,766,417)
Balance November 30, 2021	27,916,200	$27,916	-	$-	-	$-	$5,100	$826,691	$1,457,798	$2,317,505
Issuance of Hestia Insight Inc. common stock for services valued at $48,750	15,000	15	-	-				48,735		48,750
Issuance of Hestia Insight Inc. common stock for cash	8,060	8	-	-				26,187		26,195
Net Loss for 9-month period			-	-	-	-	-		$(1,426,787)	$(1,426,787)
Balance August 31, 2022	27,939,260	$27,939	-	-	-	-	$5,100	$901,613	$31,011	$965,663

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HESTIA INSIGHT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended August 31, 2022, and August 31, 2021 (Unaudited)

	For the Nine Months Ended August 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss)	$(1,426,787)	$(4,086,292)
Adjustments to reconcile net income/(loss) to operating cash flows:
Issuance of common stock for services	48,750	12,360
Realized loss (gain) on investment equities	(182,919)	-
Unrealized loss (gain) on investment equities	1,314,986	4,016,752
Depreciation expense	2,350
Changes in operating asset and liability account balances:
Accounts receivable and lease interest receivable	17,293
Accounts payable and accrued interest payable	(16,005)	(11,136)
NET ADJUSTMENTS	1,184,455	4,017,976

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	$(242,332)	$(68,316)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds (used in) purchase of investment equities		-
Proceeds provided by investment equities	182,919	-
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	$182,919	$-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds provided by (used in) purchase of equipment leased to others	(68,255)	-
Proceeds provided by (used in) purchase of vending machines	(98,745)
Proceeds provided by (used in) issuance of common stock	26,195	-
Proceeds (used in) loan receivable		(15,038)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	$(140,805)	$(15,038)

NET INCREASE (DECREASE) IN CASH	(200,218)	(83,354)

CASH – BEGINNING OF PERIOD	524,741	598,764
CASH – END OF PERIOD	$324,523	$515,410

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HESTIA INSIGHT INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2021

Note 1 – Organization and basis of accounting

Nature of Organization

Hestia Insight Inc., (“Hestia” or the “Company”) was incorporated in the State of Nevada on November 19, 2003 and was formerly known as Luxshmi Investments, Inc. until it changed its name on March 27, 2019. The Company is focused primarily on the healthcare and biotech sectors through the Company’s two wholly owned operating subsidiaries, Hestia Investments Inc. (“Hestia Investments”), and HSTA HEALTH INC., d/b/a Hestia Vending (“Hestia Vending”). Hestia Investments provides strategic consulting, medical supply sales and marketing support, management, and capital markets advisory services for select micro, small and medium sized companies within the healthcare and biotech sectors. Hestia Vending operates within the healthy food, beverage and wellness products industry and the smart vending machine industry. The Company is positioned to make strategic acquisitions of emerging growth companies with unique sciences and technologies. The Company intends to pursue the acquisition and development of healthcare related technologies in the healthcare and biotech sectors through acquisition, licensing, or joint ventures. The Company will also consider a third avenue of investing in certain technologies. The Company entered the healthcare sector to explore emerging healthcare technologies, especially growth companies that own and develop unique sciences and technologies..

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Hestia Insight Inc. (“Hestia” or the “Company”) consolidated with the accounts of its wholly owned subsidiaries Hestia Investments, Inc., a Wyoming corporation and HSTA Health, Inc., d/b/a Hestia Vending, a Nevada corporation. In these notes, the terms “us,” “we” or “our” refer to Hestia Insight Inc. and its consolidated subsidiary.

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

Prepaid Expenses

The Company records amounts which have been paid in advance of receiving future economic benefits anticipated by the payment as prepaid expenses. Prepaid expenses are recorded as assets and expensed over the period that the benefits are received from the payment. The Company recorded as prepaid expenses of $0 and $0 for the nine months ended August 31, 2022, and the year ended November 30, 2021, respectively.

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

On November 2, 2020, the Company entered into an operating lease to lease an automobile for a net initial payment of $4,029 plus 36 monthly payments of $627.24. The Company has expensed $5,645 as a current operating expense for the nine months ended August 31, 2022, and $5,018 for the nine months ended August 31, 2021. For the period ended August 31, 2022, the Company has recorded the total remaining 14 payments on the lease as a Right of Use (ROU) asset of $8,781 which equals the next 12 monthly payments totaling $7,527 as a ROU current liability and the remaining monthly 2 payments as a ROU long term liability of $1,254.

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

On December 2, 2021, the Company entered into a direct financing lease as a lessor of $68,255 in newly purchased computer equipment it leased out to others for 36 monthly payments of $2,500 totaling $90,000. The net asset of $68,255 was recorded as a $90,000 asset as a lease contract receivable, and a $21,745 liability as unearned income on lease receivable. The Company has recognized $4,228 as interest income on lease receivable for the nine months ended August 31, 2022, and $0 for the nine months ended August 31, 2021. As of August 31, 2022, the Company has recorded the total remaining 29 monthly payments receivable as an asset of $72,500 which equals of the next 12 monthly payments totaling $30,000 as a current asset and the remaining 17 monthly payments of $42,500 as an other asset.

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

Description	How Acquired	Readily Determinable Fair Value	Cost	Current Changes	Cumulative Impairments	Cumulative Adjust.	August 31, 2022 Bal. Sheet Value

38,441,500 shares of restricted stock in Patient Access Solutions, Inc. (“PASO” on OTCMarkets.com)	Origination Fees	No	$0	$0	$0	$0	$0
4,135,614 shares of restricted stock in Patient Access Solutions, Inc. (“PASO” on OTCMarkets.com)	Consulting Income	No	$0	$0	$0	$0	$0
222 shares of unrestricted stock in Canibiola, Inc. (“CANB” on OTCMarkets.com)	Consulting Income	Yes	$0	$(322)	$0	$999	$677
17,926,745 shares of unrestricted common stock in BHPA, Inc (“BHPA” on OTCMarkets.com)	Consulting Income	Yes	$0	$264,909	$0	$183,260	$448,169
5,000 shares of Gabelli Equity Trust Inc. stock	Purchase	Yes	$31,250	100	0	0	$31,350
50 shares of Salesforce.com stock	Purchase	Yes	$9,517	1,300	0	(3,011)	$7,806
Totals			$40,767	$265,987	$0	$181,248	$488,002

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

The provision (benefit) for income taxes for nine months ended August 31, 2022 and the year ended November 30, 2021 consist of the following:

	August 31, 2022	Nov. 30, 2021
Current:
Federal	$0	$0
State	0	0
Total Current	$0	$0
Deferred:
Federal	$0	$0
State	0	0
Change in valuation	0	0
Total provision (benefit)	$0	$0

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

The income tax provision (benefit) differs from the amount computed by applying the U.S. federal statutory tax rate of 21% in 2022 and 2021 to net income (loss) before income taxes for the nine months ended August 31, 2022 and August 31, 2021 and adjusting for the following:

	August 31, 2022	August 31, 2021
Net income (loss) before taxes	$(1,426,787)	$(4,086,292)
US federal income tax rate	21%	21%

Computed expected tax provision (benefit)	(299,625)	(858,121)
Permanent differences	-	-
Timing differences	299,625	(858,121)
Limitations on NOL carryforwards due to change in stock ownership of the Corporation
Federal income tax provision	$-	$-

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

Note 8 – Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, par value $.00001 per share (the “Preferred Stock”). As of August 31, 2022, no shares of Preferred Stock were issued and outstanding.

Note 9 – Options to Acquire Common Stock

The Company has agreed to issue Eugene Cha, Director, a stock option to acquire an aggregate of 60,000 shares of the common stock of the Company, exercisable for five (5) years at an exercise price of $3.50 per share, subject to vesting.  The option vests in equal amounts over a period of one (1) year at the rate of 15,000 shares per fiscal quarter at the end of such quarter, commencing in January 2022, and pro-rated for the number of days the optionee serves on the Board during the fiscal quarter. As of August 31, 2022, Mr. Cha’s option to acquire 40,000 shares of the Company’s stock has vested. For the nine-month period ending August 31, 2022, no options have been exercised and no expense has been recorded for the Company for the potential exercise of these options since the exercise price is above the average price of the Company’s stock and the total amount of the potential expense is not material.

Note 10 – Subsequent Events

The Company evaluates events that occur after the period end date through the date the financial statements are available to be issued. Accordingly, management has evaluated subsequent events through the date these financial statements are issued and has determined that no subsequent events require disclosure in these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Hestia Insight Inc. for the nine months ended August 31, 2022, and 2021, should be read in conjunction with the Hestia Insight Inc. unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on February 25, 2022. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

The Company is focused primarily on the healthcare and biotech sectors through the Company’s two wholly owned operating subsidiaries, Hestia Investments Inc. (“Hestia Investments”), and HSTA HEALTH INC., d/b/a Hestia Vending (“Hestia Vending”). Hestia Investments provides strategic consulting, medical supply sales and marketing support, management, and capital markets advisory services for select micro, small and medium sized companies within the healthcare and biotech sectors. Hestia Vending operates within the healthy food, beverage and wellness products industry and the smart vending machine industry. The Company is positioned to make strategic acquisitions of emerging growth companies with unique sciences and technologies. The Company intends to pursue the acquisition and development of healthcare related technologies in the healthcare and biotech sectors through acquisition, licensing, or joint ventures. The Company will also consider a third avenue of investing in certain technologies. The Company entered the healthcare sector to explore emerging healthcare technologies, especially growth companies that own and develop unique sciences and technologies..

Our Markets and Services

The Company’s wholly owned operating subsidiary, Hestia Investments, provides strategic consulting, medical supply sales support, management, and capital market advisory services for select micro, small and medium sized companies in the healthcare and biotech sectors.

The Company’s wholly owned operating subsidiary, Hestia Vending, operates within the healthy food, beverage and wellness products industry and the smart vending machine industry. On July 11, 2022, Hestia Vending entered into a Vending Purchase Agreement with HealthyYOU Vending LLC (“HealthyYou”) pursuant to which the Company purchased from HealthyYou ten (10) fully-automated vending machines and related equipment (the “Vending Machines”) for an aggregate purchase price of $98,745.00, in connection with the Company’s vending pilot program. The technologically advanced, unattended Vending Machines dispense healthy food and wellness products to paying customers at the point of sale, accepting cash, coin, credit or debit cards, and payments by smartphones, watches and other devices. The Company’s goal is to create a technology-driven health and wellness vending business division through its purchase and operation of the Vending Machines. In addition, on September 24, 2022, Hestia Vending entered into a strategic partnership with ChargerGoGo, Inc. (“ChargerGoGo”), a Las Vegas-based company which operates one of the largest portable phone charging networks in the US. Hestia Vending plans to introduce ChargerGoGo smart phone charging station and power bank kiosks in densely populated locations and venues for smart phone charging convenience. ChargerGoGo smart phone charging station and power banks allow users to obtain a portable battery from any ChargerGOGO kiosk, charge their smart phones, and avoid missing an important event or meeting. ChargerGoGo portable batteries are then returned by users to any nearby ChargerGOGO kiosk.

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

Going Concern

We have a limited operating history, and our continued growth is dependent upon the continuation of providing medical consulting services to our clients, generating revenue, and obtaining additional financing to fund future obligations, and pay liabilities arising from normal business operations. We had accumulated earnings of $31,011 at August 31, 2022. The report of our independent registered public accounting firm on our financial statements for the year ended November 30, 2021, contained an explanatory paragraph regarding our ability to continue as a going concern based upon cash used in operating activities and the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These factors, among others, raised substantial doubt about our ability to continue as a going concern. Our financial statements appearing elsewhere in this report do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate significant revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company. The financial statements contained herein do not include any adjustments that might result from the outcome of this uncertainty.

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

Deferred tax is calculated using tax rates that are expected to apply to the period when the asset is realized, or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity, in which case the deferred tax is changed to equity. Deferred tax assets and liabilities are offset when they related to income taxes levied by the same taxation authority, and we intend to settle its current tax assets and liabilities on a net basis.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Nine months ended August 31, 2022, and August 31, 2021

Revenue

For the nine months ended August 31, 2022, total revenues amounted to $-0-, which consisted of $-0- of consulting revenue. For the nine months ended August 31, 2021, revenue was $109,800, which consisted of $109,800 of consulting revenue. The decrease of revenue was due to our current emphasis on planning and preparation for our future revenue.

Cost of Revenue

Cost of revenue includes the cost of internal labor and related benefits, travel expenses related to consulting services, subcontractor costs, other related consulting costs, and other overhead costs. These costs are recorded as operating expenses. For the nine months ended August 31, 2022 and August 31, 2021 there were no costs of revenue.

Operating Expenses

For the nine months ended August 31, 2022, operating expenses were $258,400 representing an increase of $78,722 over the operating expenses of $179,678 for the nine months ended August 31, 2021. This increase in operating expenses was mainly driven by an increase in professional fees related to becoming and being a public company plus our current emphasis on planning and preparation for our future revenue.

For the nine months ended August 31, 2022, and August 31, 2021, operating expenses consisted of the following:

	For the Nine months ended August 31, 2022	For the Nine months ended August 31, 2021
Selling expense	$10,639	$351
Professional fees	208,231	167,494
Other general and administrative	39,530	11,833
	$258,400	$179,678

●	Our selling expense mainly includes our marketing and sales staff’s salaries and related benefits, and travel and entertainment costs incurred by our sales department. Selling expense totaled $10,639 for the nine months ended August 31, 2022, and $351 for the nine months ended August 31, 2021. Selling expense as a percentage of revenue for the nine months ended August 31, 2022 is not calculable

●	Professional fees primarily consisted of accounting fees, legal service fees, consulting fees, investor relations service charges, OTC markets application and listing fees and other fees incurred for services related to becoming and being a public company. For the nine months ended August 31, 2022, and August 31, 2021, professional fees amounted to $208,231 and $167,494, respectively, an increase of $40,737 or 24%. The increase was largely attributable to an increase of $48,750 in fees to our board of directors. This is offset by a decrease in legal services incurred in being a public company of $500 combined with an decrease in audit fees incurred of approximately $1,300; a decrease in accounting fees of $1,388 and a decrease in OTC market companies and similar consultants of $6,959. There was an increase in the wages and payroll taxes of our employees of $17,109 and an increase in professional fees for our contractors in China and Manilla of $12,605. We expect professional fees to increase as we incur significant costs associated with our public company reporting requirements, and costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission.

●	Other general and administrative expenses mainly consisted of automobile expenses, office supplies, rent, bank service charges, depreciation and other miscellaneous items. Other general and administrative expenses totaled $39,531 for the nine months ended August 31, 2022, as compared to $11,833 for the nine months ended August 31, 2021, an increase of $27,698. The increase was primarily attributable to an increase in other miscellaneous general and administrative expenses.

Income (Loss) from Operations

As a result of the foregoing, for the nine months ended August 31, 2022, loss from operations amounted to $(258,400), as compared to loss from operations of $(69,878) for the nine months ended August 31, 2021.

Other Income (Expense)

Other income includes interest income from bank deposits and interest income from loans receivable that amounted to $220 and $338, for the nine months ended August 31, 2022, and August 31, 2021, respectively.

Other income also includes interest income from a lease receivable that amounted to $4,228 and $-0- for the nine months ended August 31, 2022, and August 31, 2021.

The Company had realized gains on equity investments of $182,919 for the nine months ended August 31, 2022, and $-0- for the nine months ended August 31, 2021. The Company had unrealized gains/(losses) on equity investments of $(1,355,754) for the nine months ended August 31, 2022, and $(4,016,752) for the nine months ended August 31, 2021.

The Company had $0 interest expense for the nine months ended August 31, 2022, and $0 interest expense for the nine months ended August 31, 2021.

Income Taxes

We did not have any income taxes expense for the nine months ended August 31, 2022, and August 31, 2021, since we did not have any taxable income in the periods which was not reduced by prior net operating loss carryforwards or reduced by the exclusion of any unrealized gains/(losses) on equity investments, which are excluded from our taxable income until they become realized gains/(losses) on equity investments.

Net Income (Loss)

The net loss for the nine months ended August 31, 2022, was $(1,426,787) and the net loss for the nine months ended August 31, 2021, was $(4,086,292).

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. On August 31, 2022, and November 30, 2021, we had cash balances of $324,523 and $524,741, respectively. These funds are kept in financial institutions located in United States. We had total liabilities of $29,654 at August 31, 2022, of which $8,781 is a liability for the future 14 monthly lease payments of $627.24 for the Right-of-Use lease of an automobile; $3,356 for accounts payable and accrued liabilities and $17,517 representing the unearned income on our lease contract receivable. We had total liabilities of $29,560 at November 30, 2021, of which $14,426 is a liability for the future 23 monthly lease payments of $627.24 for the Right-of-Use lease of an automobile; $15,134 for accounts payable and accrued liabilities and $0 for unearned income on our lease contract receivable. As of August 31, 2022, and November 30, 2021, the Company had accumulated earnings/(deficits) of $31,011 and $1,457,798, respectively.

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

Cash flows from Operating Activities

Operating activities used $242,332 in cash during the nine months ended August 31, 2022, as compared with using $68,316 for the nine months ended August 31, 2021. The increase in cash used in operating activities during the nine months ended August 31, 2022 is primarily due to the payment of increased professional fees and the costs of being a public company.

Cash flows from Investing Activities

For the nine months ended August 31, 2022, the Company’s cash flow in investing activities provided $182,919, and for the nine months ended August 31, 2021, the cash flow in investing activities provided $0 of cash flow.

Cash flows from Financing Activities

For the nine months ended August 31, 2022, the Company used $140,805 in cash flows in financing activities, of which $68,255 was used to purchase computer equipment that was leased to others; $98,745 was used to purchase vending machines used in our operations and $26,195 was provided by the proceeds of the issuance of common stock. For the nine months ended August 31, 2021, the Company’s financing activities used $15,038 in a loan receivable.

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

Going Concern.

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. For the nine months ended August 31, 2022, the Company incurred a net loss of $(1,426,787), of which $(1,355,754) is from unrealized gain/(loss) on equity investments, and $182,919 in realized gains on equity investments. For the nine months ended August 31, 2021, the Company realized a net loss of $(4,086,292) of which $0 is from realized gains/(losses) and $(4,016,752) is from unrealized losses on equity investments. The Company had accumulated earnings of $31,011 as of August 31, 2022, and accumulated earnings of $1,457,798 as of November 30, 2021. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of August 31, 2022.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On June 13, 2022, Peter Liu resigned (the “Resignation”) as Vice President of Asia Operations of the Company, and, on June 15, 2022, Mr. Liu and the Company mutually terminated Mr. Liu’s Employment Agreement dated April 1, 2022 (the “Employment Agreement”) pursuant to which Mr. Liu served as the Vice President of Asia Operations of the Company. Pursuant to his Resignation, Mr. Liu affirmatively waived, forfeited and cancelled any and all compensation due to him under the Employment Agreement and any related agreements.

In addition, on July 11, 2022, Hestia Vending entered into a Vending Purchase Agreement with HealthyYOU Vending LLC (“HealthyYou”) pursuant to which the Company purchased from HealthyYou ten (10) fully-automated vending machines and related equipment (the “Vending Machines”) for an aggregate purchase price of $98,745.00, in connection with the Company’s vending pilot program. The technologically advanced, unattended Vending Machines dispense healthy food and wellness products to paying customers at the point of sale, accepting cash, coin, credit or debit cards, and payments by smartphones, watches and other devices. The Company’s goal is to create a technology-driven health and wellness vending business division through its purchase and operation of the Vending Machines.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Description
3.1	Articles of Incorporation of Hestia Insight Inc. (filed as an Exhibit to the Form 1-A, filed on August 6, 2020, and incorporated herein by reference).

3.2	Certificate of Amendments of Articles of Incorporation of Hestia Insight Inc. (filed as an Exhibit to the Form 1-A, filed on August 6, 2020, and incorporated herein by reference).

3.3	Bylaws of Hestia Insight Inc. (filed as an Exhibit to the Form 1-A, filed on August 6, 2020, and incorporated herein by reference).

3.4	Certificate of Reinstatement. (filed as an Exhibit to the Form 1-A, filed on August 6, 2020, and incorporated herein by reference).

3.5	Certificate of Amendment for Custodianship. (filed as an Exhibit to the Form 1-A, filed on August 6, 2020, and incorporated herein by reference).

3.6	Certificates of Designation, and Certificate of Withdrawal (filed as an Exhibit to the Form 1-A, filed on August 6, 2020, and incorporated herein by reference).

4.1	Form of Subscription Agreement (filed as an Exhibit to the Form 1-A, filed on August 6, 2020, and incorporated herein by reference).

4.2	Form of Securities Purchase Agreement by and between Custodian Ventures, LLC and Hestia Investments, Inc. dated March 1, 2019 (filed as an Exhibit to the Form 10-K Annual Report, filed on February 25, 2022, and incorporated herein by reference)

4.3	Form of Stock Option Agreement by and between Hestia Insight Inc. and Eugene Cha dated January 4, 2022 (filed as an Exhibit to the Form 8-K, filed on January 10, 2022, and incorporated herein by reference)

10.1	Independent Consulting Agreement, dated December 1, 2019, by and between Hestia Insight Inc. and BHPA Inc. (filed as an Exhibit to the Form 1-A, filed on August 6, 2020, and incorporated herein by reference).

10.2	Sales Agency Agreement, dated June 21, 2020, with Immudyne Nutritional (filed as an Exhibit to the Form 1-A/A, filed on November 30, 2020, and incorporated herein by reference).

10.3	Supplemental Agreement of Memorandum of Understanding Between Hestia Insight Inc. and Noether Science and Technologies Inc. (filed as an Exhibit to the Form 1-A/A, filed on November 30, 2020, and incorporated herein by reference).

10.4	Definitive Share Exchange Agreement, dated May 16, 2019, by and between Hestia Investments Inc. (“Hestia”), each of the shareholders of Hestia, and Hestia Insight Inc. (filed as an Exhibit to the Form 10-Q Quarterly Report, filed on April 19, 2021, and incorporated herein by reference).

10.5	Form of Director Agreement by and between Hestia Insight Inc. and Eugene Cha dated January 4, 2022 (filed as an Exhibit to the Form 8-K, filed on January 10, 2022, and incorporated herein by reference)

10.6	Form of Indemnification Agreement by and between Hestia Insight Inc. and Eugene Cha dated January 4, 2022 (filed as an Exhibit to the Form 8-K, filed on January 10, 2022, and incorporated herein by reference)

10.7	Vending Purchase Agreement by and between Hestia Insight Inc. and HealthyYOU Vending LLC dated July 11, 2022 (filed as an Exhibit to the Form 10-Q Quarterly report, filed on July 14, 2022, and incorporated herein by reference)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer & Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HESTIA INSIGHT INC.
(Registrant)

Date: October 17, 2022	By:	/s/ Edward Lee
Edward Lee
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: October 17, 2022	By:	/s/ Edward Lee
Edward Lee
Chief Financial Officer (Principal Financial and Accounting Officer)