Form 10-K
period 2022-11-30
Hestia Insight Inc.
filed 2023-02-24
CIK 1813603

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2022

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

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

(Title of class)

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

As of November 30, 2022, the last business day of the Registrant’s most recently completed fiscal year, the market value of our common stock held by non-affiliates was $5,407,687.

As of February 15, 2023, there were 27,939,260 shares of common stock, par value $0.001 per share, outstanding.

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

The Company files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, registration statements and other items with the Securities and Exchange Commission (“SEC”). In this Annual Report on Form 10-K, the language “this fiscal year” or “current fiscal year” refers to the 12-month period ended November 30, 2022.

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

Our Markets and Services

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

From time to time, we may make investments in companies. These investments may be for strategic objectives to support our key business initiatives but may also be stand-alone investments or acquisitions. Such investments or acquisitions could include equity or debt instruments in private companies, many of which may not be marketable at the time of our initial investment. These companies may range from early-stage companies that are often still defining their strategic direction to more mature companies with established revenue streams and business models. The success of these companies may depend on product development, market acceptance, operational efficiency, and other key business factors. The companies in which we invest may fail because they may not be able to secure additional funding, obtain favorable investment terms for future financings, or take advantage of liquidity events such as public offerings, mergers, and private sales. If any of these private companies fails, we could lose all or part of our investment in that company. If we determine that impairment indicators exist and that there are other-than-temporary declines in the fair value of the investments, we may be required to write down the investments to their fair value and recognize the related write-down as an investment loss.

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

Our officers and directors and affiliates own approximately 68.27% of our outstanding common shares. Such concentrated control of the Company may adversely affect the value of our common shares. If you acquire our common shares, you may have no effective voice in our management. Sales by our insiders or affiliates, along with any other market transactions, could affect the value of our common shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal offices are located at 400 S. 4th Street Suite 500, Las Vegas, NV 89101, which includes general office space. We pay $259 per month in rent. Our lease term is on a month-to-month basis. All of our employees, including our specialized technical staff, are currently working from home or in a virtual environment. The Company always maintains the ability for team members to work virtual and we will continue to stay virtual.

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

	2022 Price Range		2021 Price Range
	High	Low	High	Low
First Quarter	$4.00	$2.14	$9.00	$9.00
Second Quarter	$3.55	$2.99	$9.00	$5.20
Third Quarter	$3.10	$0.98	$6.96	$5.20
Fourth Quarter	$1.00	$0.30	$5.03	$3.50

The closing sales price of the Company’s common stock as reported on November 30, 2022, was $0.61 per share.

Holders of our Common Stock

As of November 30, 2022, there were approximately 43 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form. The stock transfer agent for our securities is Signature Stock Transfer, Inc., 14673 Midway Road, Suite 220, Addison, TX 75001.

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

On January 1, 2022, the Company issued Eugene Cha, Director, a stock option to acquire an aggregate of 60,000 shares of the common stock of the Company, exercisable for five (5) years at an exercise price of $3.50 per share, subject to vesting.  The option vests in equal amounts over a period of one (1) year at the rate of 15,000 shares per fiscal quarter at the end of such quarter, commencing in January 2022, and pro-rated for the number of days the optionee serves on the Board during the fiscal quarter. As of November 30, 2022, Mr. Cha’s option to acquire 60,000 shares of the Company’s stock was fully vested. For the twelve-month period ending November 30, 2022, no options have been exercised and no expense has been recorded for the Company for the potential exercise of these options since the exercise price is above the average price of the Company’s stock and the total amount of the potential expense is not material.

On July 27, 2022, the Company issued to an advisory board member a stock option to acquire an aggregate of 10,000 shares of the common stock of the Company, exercisable for five (5) years at an exercise price of $3.00 per share, subject to vesting. The option vests in equal amounts over a period of one (1) year at the rate of 2,500 shares per fiscal quarter at the end of such quarter, commencing in July 2022, and pro-rated for the number of days the optionee serves on the advisory board during the fiscal quarter. As of November 30, 2022, the stock option to acquire 10,000 shares of the Company’s stock was partially vested. For the twelve-month period ending November 30, 2022, no options have been exercised and no expense has been recorded for the Company for the potential exercise of these options since the exercise price is above the average price of the Company’s stock and the total amount of the potential expense is not material.

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

Issuer Purchases of Equity Securities

The Company has not repurchased its securities during the year ended November 30, 2022.

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

Our Markets and Services

The Company’s wholly owned operating subsidiary, Hestia Vending, operates within the healthy food, beverage and wellness products industry and the smart vending machine industry. On July 11, 2022, Hestia Vending entered into a Vending Purchase Agreement with HealthyYOU Vending LLC (“HealthyYou”) pursuant to which the Company purchased from HealthyYou ten (10) fully automated vending machines and related equipment (the “Vending Machines”) for an aggregate purchase price of $98,745.00, in connection with the Company’s vending pilot program. The technologically advanced, unattended Vending Machines dispense healthy food and wellness products to paying customers at the point of sale, accepting cash, coin, credit or debit cards, and payments by smartphones, watches and other devices. The Company’s goal is to create a technology-driven health and wellness vending business division through its purchase and operation of the Vending Machines. In addition, on September 24, 2022, Hestia Vending entered into a strategic partnership with ChargerGoGo, Inc. (“ChargerGoGo”), a Las Vegas-based company which operates one of the largest portable phone charging networks in the US. Hestia Vending plans to introduce ChargerGoGo smart phone charging station and power bank kiosks in densely populated locations and venues for smart phone charging convenience. ChargerGoGo smart phone charging station and power banks allow users to obtain a portable battery from any ChargerGoGo kiosk, charge their smart phones, and avoid missing an important event or meeting. ChargerGoGo portable batteries are then returned by users to any nearby ChargerGoGo kiosk.

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

Going Concern

We have a limited operating history and our continued growth is dependent upon the continuation of providing medical consulting services to our clients, generating revenue, and obtaining additional financing to fund future obligations, and pay liabilities arising from normal business operations. We had accumulated deficits of $(256,123) at November 30, 2022. The report of our independent registered public accounting firm on our financial statements for the year ended November 30, 2022, contained an explanatory paragraph regarding our ability to continue as a going concern based upon cash used in operating activities and the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These factors, among others, raised substantial doubt about our ability to continue as a going concern. Our financial statements appearing elsewhere in this report do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate significant revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company. The financial statements contained herein do not include any adjustments that might result from the outcome of this uncertainty.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Year Ended November 30, 2022, and the Year Ended November 30, 2021.

Revenue

During the year ended November 30, 2022, total revenues amounted to $15,000. For the year ended November 30, 2021, revenue was $28,500 which consisted of $20,000 in consulting revenue and $8,500 in consulting revenue with a related party. The decrease of $13,500 in revenue was due to a decrease in consulting revenue.

Cost of Revenue

Cost of revenue includes the direct cost of internal labor and related benefits, travel expenses related to consulting services, direct subcontractor costs, other related direct consulting costs.

For the years ended November 30, 2022 and 2021, the cost of revenue were $0 and $1,478, respectively, representing a decrease of $1,478. The decrease of cost of revenue was mainly driven by a decrease in the direct costs to produce the revenue.

Operating Expenses

For the years ended November 30, 2022 and November 30, 2021, operating expenses consisted of the following:

	For the Year Ended November 30, 2022	For the Year Ended November 30, 2021
Selling expense	$11,929	$367
Professional fees	269,900	217,813
Other general and administrative	81,439	29,037
	$363,268	$247,217

●	Our selling expense mainly includes our marketing and sales staff’s salaries and related benefits, and travel and entertainment costs incurred by our sales department. Selling expense totalled $11,929 for the year ended November 30, 2022, and $367 for the year ended November 30, 2021. This is an increase of $11,562. Selling expense as a percentage of revenue for the year ended November 30, 2022 was 79.5%.

●	Professional fees primarily consisted of accounting fees, legal service fees, consulting fees, investor relations service charges and other fees incurred for service related to becoming and being a public company. For the years ended November 30, 2022, and November 30, 2021, professional fees amounted to $269,900 and $217,813, respectively, an increase of $52,087 or 23%. There was an increase of $63,996 in expenses paid to independent contractors in the United States, an increase of approximately $453 in fees and services associated with public company reporting, an increase of approximately $28,455in service fees provided by professionals in China. These increases are offset by a decrease in legal services of $500, a decrease in audit fees of approximately $9,800 and a decrease of $2,188 incurred for services performed by our financial consultants and others. We expect professional fees to increase as we incur significant costs associated with our public company reporting requirements, and costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission.

●	Other general and administrative expenses mainly consisted of employee compensation, officer compensation, travel and entertainment, office supplies, rent, bank service charges and other miscellaneous items. Other general and administrative expenses totalled $81,439 for the year ended November 30, 2022, as compared to $29,037 for the period year ended November 30, 202, an increase of $52,402 or 180%. This increase was primarily attributable to an increase in payroll and payroll taxes of $34,574, an increase in travel and meals of $11,423, an increase in depreciation expense of $6,367 and an increase in other general and administrative expenses of $9,065. There was also a decrease in officer’s compensation of $9,000.

Income (Loss) from Operations

As a result of the foregoing, for the year ended November 30, 2022, loss from operations amounted to $348,268 as compared to loss from operations of $220,195 for the year ended November 30, 2021, an increase of $128,073.

Other Income

Other income includes interest income from bank deposits and loans receivable of $290, interest income on lease receivable of $4,228 and dividend income from our investments in equities of $750; all of which amounted to $5,268 for the year ended November 30, 2022, as compared to $521 for the year ended November 30, 2021.

The Company had realized gains on equity investments of $233,795 for the year ended November 30, 2022, and $140,268 in realized gains for the year ended November 30, 2021.

The Company had unrealized losses on equity investments of $1,594,716 for the year ended November 30, 2022, and $9,687,011 in unrealized losses for the year ended November 30, 2021.

Other expense

The Company incurred interest expense of $0 for the year ended November 30, 2022, and $0 for the year ended November 30, 2021.

Income Taxes

We did not have any income taxes expense for the years ended November 30, 2022, and November 30, 2021.

Net Income (Loss)

Net income/(loss) for the years ended November 30, 2022 and 2021 were $(1,713,921) and $(9,766,417), respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At November 30, 2022 and 2021, we had cash balance of $252,956 and $524,741, respectively. These funds are kept in financial institutions located in United States. We had total liabilities of $34,106 for the year ended November 30, 2022, of which $0 is a loan payable to a related party, and $29,560 for the year ended November 30, 2021, of which $0 is a loan payable to a related party. As of November 30, 2022, and 2021, the Company had accumulated earnings/(deficits) of $(256,123) and $1,457,798, respectively.

We currently have no agreements and arrangements with any person to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Cash flows from Operating Activities

Operating activities used $340,957 in cash for the year ended November 30, 2022, as compared with using $209,703 for the year ended November 30, 2021. These uses of cash from operating activities are mainly the result from a net operating loss of $348,268 for the year ended November 30, 2022 and a net operating loss of $220,195 for the year ended November 30, 2021.

Cash flows from Investing Activities

For the year ended November 30, 2022, the Company’s net cash flow provided by investing activities was $223,795, and for the year ended November 30, 2021, the Company’s net cash flow provided by investing activities was $140,268.

Cash flows from Financing Activities

For the year ended November 30, 2022, the Company used $154,623 of net cash flow in financing activities, and for the year ended November 30, 2021, the Company used $4,589 of cash flow in financing activities. For the year ended November 30, 2022 the Company used $68,255 to purchase equipment leased to others, $112,563 to purchase vending machines for its operations and received $26,195 from the issuance of common stock. For the year ended November 30, 2021, the Company used $4,589 in a note receivable from others.

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

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $1,713,921 for the year ended November 30, 2022, and a net loss of $9,766,417 for the year ended November 30, 2021. The Company had accumulated deficits of $256,123 as of November 30, 2022, and accumulated earnings of $1,457,798 as of November 30, 2021. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of November 30, 2022.

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

With the participation of our Chief Executive Officer and Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2022 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of November 30, 2022 based on the COSO framework criteria. Management has identified control deficiencies as follows:

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended November 30, 2022 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended November 30, 2022 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls

During the fiscal quarter ended November 30, 2022, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

As previously reported, on January 4, 2022, the size of the Board of Directors of the Company was increased from one to two and Eugene Cha was appointed as an independent director of the Company.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and positions of our current executive officers and directors.

Name	Age	Position
Edward C. Lee	70	Chief Executive Officer, President, Chief Financial Officer, Treasurer, Secretary, and Chairman of the Board
Eugene Cha	67	Director

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

Eugene Cha, Independent Director

On January 4, 2022, Mr. Eugene Cha was appointed as an independent director of the Company. Mr. Cha is a seasoned attorney who specializes in cross-border business and investment transactions, as well as having served as a board member to numerous international businesses. Mr. Cha’s experience as an independent board member includes serving on the boards of financial services and fund management companies, including Founder Fubon Fund Managements Co., Ltd., Xiaman Bank, and Core Pacific Yamaichi Securities Co., Ltd., and on the boards of biotechnology companies and a conglomerate which owns publicly listed petrochemical and construction companies in Taiwan.  In addition, Mr. Cha previously served as chief counsel for Core Pacific Group, a major conglomerate in Taiwan. Mr. Cha earned his Bachelor of Laws degree from National Taiwan University and a Master of Comparative Law degree from the University of Michigan.

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

Section 16(a) Compliance

Section 16(a) of the Securities Exchange Act of 1934, requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. During the year ended November 30, 2022, our officers, directors and 10% stockholders were not required to make filings pursuant to Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION

Executive Officers’ Compensation

The following table sets forth information concerning the annual and long-term compensation earned by or paid to our Chief Executive Officer and to other persons who served as executive officers as at and/or during the fiscal year ended November 30, 2022 or who earned compensation exceeding $100,000 during fiscal year 2022 (the “named executive officers”), for services as executive officers for the last two fiscal years.

Summary Compensation Table

Name and Principal	Fiscal	Salary	Stock Award	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)
Edward Lee, CEO	2022	$0	0	0	0	0	0	$0

Outstanding Equity Awards at Fiscal Year-End Table

The Company did not issue equity awards to executive officers during the year ended November 30, 2022.

Employment Agreements

None.

Director Compensation

The following table sets forth director compensation as of November 30, 2022:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Edward Lee	$1,000	-0-	-0-	-0-	-0-	-0-	$1,000
Eugene Cha	$-0-	-0-	-0-	-0-	-0-	-0-	$-0-

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

Grants of Plan Based Awards

On January 1, 2022, the Company issued its independent director, Eugene Cha, a stock option to acquire an aggregate of 60,000 shares of the common stock of the Company, exercisable for five (5) years at an exercise price of $3.50 per share, subject to vesting.  The option vests in equal amounts over a period of one (1) year at the rate of 15,000 shares per fiscal quarter at the end of such quarter, commencing in January 2022, and pro-rated for the number of days the optionee serves on the Board during the fiscal quarter. As of November 30, 2022, Mr. Cha’s option to acquire 60,000 shares of the Company’s stock has vested. For the twelve-month period ending November 30, 2022, no options have been exercised and no expense has been recorded for the Company for the potential exercise of these options since the exercise price is above the average price of the Company’s stock and the total amount of the potential expense is not material.

We did not make any other plan-based equity or non-equity awards grants to named executives or directors during the years ended November 30, 2021 and 2020.

Option Exercises

There were no options exercised by our named officers or directors during the years ended November 30, 2022 and 2021.

Compensation of Directors

As of the year ended November 30, 2022, we had one non-executive director. Our sole executive director as of the year ended November 30, 2022 earned $1,000 for the year ended November 30, 2022, and $10,000 for the year ended November 30, 2021.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of February 24, 2023, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. The address for each person is c/o Hestia Insight Inc., 400 S. 4th Street, Suite 500, Las Vegas, NV 89101.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock (1)
Edward Lee and affiliated persons and entities (2) (4)	19,074,200	68.27%
Eugene Cha (3) (4)	60,000	*
All Executive Officers and Directors as a group (2 people)	19,134,200	68.48%

*	Less than 1%

(1)

Based on 27,939,260 shares of common stock outstanding as of February 24, 2023. Under the rules of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days of February 24, 2023. Unless otherwise indicated by footnote, the named entities or individuals have sole voting and investment power with respect to the shares of common stock beneficially owned.

(2)	Includes (i) 8,278,200 shares of common stock held individually, (ii) 9,566,000 shares of common stock held by ECL Capital Partners Corp., and (iii) 1,230,000 shares of common stock held by Mr. Lee’s wife, Sherry Lee. Mr. Lee is the CEO and has sole voting control over the shares of common stock of the Company held by ECL Capital Partners Corp.

(3)	Includes options to acquire 60,000 shares of common stock exercisable at $3.50 per share.

(4)	Current officer and/or director of the Company.

No Director, executive officer, affiliate or any owner of record or beneficial owner of more than 5% of any class of voting securities of the Company is a party adverse to the Company or has a material interest adverse to the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the fiscal year ended November 30, 2022, we had securities authorized for issuance and outstanding awards under our 2021 Stock Incentive Plan:

	Number of securities to be issued upon exercise of outstanding options and warrants		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Plan Category	(a)		(b)	(c)

Equity compensation plans approved by security holders	70,000	(1)	$3.42	4,930,000
Equity compensation plans not approved by security holders	N/A		N/A
Total	70,000		$3.42	4,930,000

(1)	During the year ended November 30, 2022, we had awards outstanding under the 2021 Stock Incentive Plan. As of the end of fiscal year 2022, we had 70,000 shares of our common stock issuable upon the exercise of outstanding options granted pursuant to the 2021 Stock Incentive Plan. The securities available under the 2021 Stock Incentive Plan for issuance and issuable pursuant to exercises of outstanding options may be adjusted in the event of a change in outstanding stock by reason of stock dividend, stock splits, reverse stock splits, etc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions since the beginning of the 2022 fiscal year, or any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of its total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Transactions with Related Persons

During the year ended November 30, 2022, there were no transactions with related parties. During the year ended November 30, 2021, the Company performed $8,500 in consulting services for the related party ECL Capital Partners Corp. The Company incurred $1,478 in cost of revenue for this related party and has received the entire $8,500 in revenues from this related party.

Procedures for Approval of Related Party Transactions

Our Board of Directors is charged with reviewing and approving all potential related party transactions. All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

Director Independence

The Board of Directors has determined, after considering all the relevant facts and circumstances, that during the fiscal year ended November 30, 2022, Mr. Eugene Cha was an independent director, as “independence” is defined in the federal securities laws and the Nasdaq Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

BF Borgers CPA PC served as our independent auditors for the years ended November 30, 2022 and 2021. The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended November 30, 2022 and 2021.

	November 30, 2022	November 30, 2021
Audit Fees	$55,000	$64,800
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Totals	$55,000	$64,800

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

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2022 or 2021.

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

ITEM 15. EXHIBITS

Exhibit No.	Exhibit Description
3.1	Articles of Incorporation of Hestia Insight Inc. (filed as an Exhibit to the Form 1-A, filed on August 6, 2020, and incorporated herein by reference)

3.2	Certificate of Amendments of Articles of Incorporation of Hestia Insight Inc. (filed as an Exhibit to the Form 1-A, filed on August 6, 2020, and incorporated herein by reference)

3.3	Bylaws of Hestia Insight Inc. (filed as an Exhibit to the Form 1-A, filed on August 6, 2020, and incorporated herein by reference)

3.4	Certificate of Reinstatement. (filed as an Exhibit to the Form 1-A, filed on August 6, 2020, and incorporated herein by reference)

3.5	Certificate of Amendment for Custodianship. (filed as an Exhibit to the Form 1-A, filed on August 6, 2020, and incorporated herein by reference)

3.6	Certificates of Designation, and Certificate of Withdrawal (filed as an Exhibit to the Form 1-A, filed on August 6, 2020, and incorporated herein by reference)

4.1	Form of Subscription Agreement (filed as an Exhibit to the Form 1-A, filed on August 6, 2020, and incorporated herein by reference)

4.2	Form of Securities Purchase Agreement by and between Custodian Ventures, LLC and Hestia Investments, Inc. dated March 1, 2019. (filed as an Exhibit 4.2 to the Form 10-K, filed on February 25, 2022, and incorporated herein by reference)

4.3	Form of Stock Option Agreement by and between Hestia Insight Inc. and Eugene Cha dated January 4, 2022 (filed as an Exhibit to the Form 8-K, filed on January 10, 2022, and incorporated herein by reference)

10.1	Independent Consulting Agreement, dated December 1, 2019, by and between Hestia Insight Inc. and BHPA Inc. (filed as an Exhibit to the Form 1-A, filed on August 6, 2020, and incorporated herein by reference)

10.2	Sales Agency Agreement, dated June 21, 2020, with Immudyne Nutritional (filed as an Exhibit to the Form 1-A/A, filed on November 30, 2020, and incorporated herein by reference).

10.3	Supplemental Agreement of Memorandum of Understanding Between Hestia Insight Inc. and Noether Science and Technologies Inc. (filed as an Exhibit to the Form 1-A/A, filed on November 30, 2020, and incorporated herein by reference)

10.4	Definitive Share Exchange Agreement, dated May 16, 2019, by and between Hestia Investments Inc. (“Hestia”), each of the shareholders of Hestia, and Hestia Insight Inc. (filed as an Exhibit to the Form 10-Q Quarterly Report, filed on April 19, 2021, and incorporated herein by reference).

10.5	Form of Director Agreement by and between Hestia Insight Inc. and Eugene Cha dated January 4, 2022 (filed as an Exhibit to the Form 8-K, filed on January 10, 2022, and incorporated herein by reference)

10.6	Form of Indemnification Agreement by and between Hestia Insight Inc. and Eugene Cha dated January 4, 2022 (filed as an Exhibit to the Form 8-K, filed on January 10, 2022, and incorporated herein by reference)

10.7	Vending Purchase Agreement by and between Hestia Insight Inc. and HealthyYOU Vending LLC dated July 11, 2022 (filed as an Exhibit to the Form 10-Q Quarterly report, filed on July 14, 2022, and incorporated herein by reference)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hestia Insight Inc.

Dated: February 24, 2023	By:	/s/ Edward Lee
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

Signature	Title	Date

/s/ Edward Lee	Chief Executive Officer, Chief Financial Officer and Director	February 24, 2023
Edward Lee	(Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of
Hestia Insight, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hestia Insight, Inc. as of November 30, 2022 and 2021, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2019

Lakewood, CO

February 24, 2023

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

HESTIA INSIGHT INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2022

CONSOLIDATED BALANCE SHEETS

	November 30, 2022	November 30, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$252,956	$524,741
Investments in equities	268,898	1,802,988
Note receivable; net of allowance for doubtful accounts of $0 and $50,000 as of November 30, 2022, and November 30, 2021, respectively.	5,185	4,910
Lease contract receivable – short term	30,000	-
Total current assets	557,039	2,332,639

FIXED ASSETS:
Vending machines; net of accumulated depreciation of $6,367 and $0 as of November 30, 2022, and November 30, 2021, respectively.	106,196	-
Right-of-Use auto lease	6,900	14,426
Total fixed assets	113,096	14,426

OTHER ASSETS:
Lease contract receivable – long term	42,500	-

TOTAL ASSETS	$712,635	$2,347,065

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$9,689	$15,134
Right-of-Use current liability	6,900	7,527
Unearned income on lease contract receivable	17,517	-
Total current liabilities	34,106	22,661

LONG TERM LIABILITIES:
Right-of-Use long term liability	-	6,899

TOTAL LIABILITIES	34,106	29,560

STOCKHOLDERS’ EQUITY:
Common stock, par value $0.001 per share; 285,000,000 shares authorized; 27,939,260 and 27,919,200 shares issued and outstanding as of November 30, 2022, and November 30, 2021, respectively.	27,939	27,916

Series B common stock, par value $0.001 per share; 5,000,000 shares authorized; --0- and -0- issued and outstanding as of November 30, 2022, and November 30, 2021, respectively.	-	-

Treasury Stock, 5,100,000 and 5,100,000 shares as of November 30, 2022, and November 30, 2021, respectively.	5,100	5,100
Additional paid in capital	901,613	826,691
Accumulated earnings/(deficits)	(256,123)	1,457,798
Total stockholders’ equity	678,529	2,317,505

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$712,635	$2,347,065

The accompanying notes are an integral part of these audited consolidated financial statements.

HESTIA INSIGHT INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended November 30,
	2022	2021
REVENUE:
Consulting revenue	$15,000	$20,000
Consulting revenue – related party	-	8,500
Total revenue	15,000	28,500

COST OF REVENUE:
Cost of revenue	-	-
Cost of revenue – related party	-	1,478
Total cost of revenue	-	1,478

GROSS PROFIT	15,000	27,022

OPERATING EXPENSE:
Selling, general and administrative expense	363,268	247,217
Total operating expense	363,268	247,217

OPERATING INCOME/(LOSS)	(348,268)	(220,195)

OTHER INCOME/(EXPENSE):
Interest & dividend income	5,268	521
Realized gain/(loss) on equity investments	223,795	140,268
Unrealized gain/(loss) on equity investments	(1,594,716)	(9,687,011)
Total other income/(expense)	(1,365,653)	(9,546,222)

INCOME /(LOSS) BEFORE TAXES	(1,713,921)	(9,766,417)

Tax expense	-	-
NET INCOME/(LOSS)	$(1,713,921)	$(9,766,417)

Basic net income/(loss) per common share	$(0.06)	$(0.35)
Diluted net income/(loss) per common share	$(0.06)	$(0.35)
Average common shares outstanding – Basic and Diluted	27,935,464	28,039,826

The accompanying notes are an integral part of these audited consolidated financial statements.

HESTIA INSIGHT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock par value $0.001		Series B Common Stock par value $0.001		Preferred Stock par value $0.00001		Treasury Stock	Additional Paid In	Accum. Earnings/	Total Stockholders’
	Shares	Amount	Shares	$	Shares	$	$	Capital	(Deficit)	Equity
Balance November 30, 2020	27,910,200	$27,910	500,000	$500	-	$-	$4,600	$814,337	$11,224,215	$12,071,562
Issuance of Hestia Insight Inc. common stock for services valued at $12,360	6,000	6						12,354		12,360
Cancellation of Hestia Insight Inc. Series B common stock.			(500,000)	(500)			500			-
Net Loss for 12-month period						-			(9,766,417)	(9,766,417)
Balance November 30, 2021	27,916,200	$27,916	-	$-	-	$-	$5,100	$826,691	$1,457,798	$2,317,505
Issuance of Hestia Insight Inc. common stock for services valued at $48,750	15,000	15	-	-				48,735		48,750
Issuance of Hestia Insight Inc. common stock for cash	8,060	8	-	-				26,187		26,195
Net Loss for 12-month period			-	-		-	-		$(1,713,921)	$(1,713,921)
Balance November 30, 2022	27,939,260	$27,939	-	-	-	-	$5,100	$901,613	$(256,123)	$678,529

The accompanying notes are an integral part of these audited consolidated financial statements.

  HESTIA INSIGHT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended November 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss)	$(1,713,921)	$(9,766,417)
Adjustments to reconcile net income/(loss) to operating cash flows:
Depreciation expense	6,367	-
Issuance of common stock for services	48,750	12,360
Realized loss (gain) on investment equities	(223,795)	(140,268)
Unrealized loss (gain) on investment equities	1,534,090	9,687,011
Changes in operating asset and liability account balances:
Accounts receivable and accrued interest receivable	17,225	(320)
Accounts payable and accrued interest payable	(9,673)	(2,069)
NET ADJUSTMENTS	1,372,964	9,556,714

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	$(340,957)	$(209,703)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds provided by (used in) purchase of equipment leased to others	(68,255)	-
Proceeds provided by (used in) purchase of vending machines	(112,563)
Proceeds provided by investment equities	223,795	140,268
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	$42,977	$140,268

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds provided by (used in) note receivable		(4,589)
Proceeds from issuance of common stock	26,195	-
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	$26,195	$(4,589)

NET INCREASE (DECREASE) IN CASH	(271,785)	(74,024)

CASH – BEGINNING OF PERIOD	524,741	598,765
CASH – END OF PERIOD	$252,956	$524,741

The accompanying notes are an integral part of these audited consolidated financial statements.

HESTIA INSIGHT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2022

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

We have a limited operating history and our continued growth is dependent upon the continuation of providing medical consulting services to our clients, generating revenue, and obtaining additional financing to fund future obligations, and pay liabilities arising from normal business operations. We had accumulated deficits of $(256,123) at November 30, 2022. The report of our independent registered public accounting firm on our financial statements for the year ended November 30, 2022, contained an explanatory paragraph regarding our ability to continue as a going concern based upon cash used in operating activities and the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These factors, among others, raised substantial doubt about our ability to continue as a going concern. Our financial statements appearing elsewhere in this report do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate significant revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company. The financial statements contained herein do not include any adjustments that might result from the outcome of this uncertainty.

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

On November 2, 2020, the Company entered into an operating lease to lease an automobile for a net initial payment of $4,029 plus 36 monthly payments of $627.24. The Company has expensed $6,767 as a current operating expense for the year ended November 30, 2022, and $6,900 for the year ended November 30, 2021. For the year ended November 30, 2022, the Company has recorded the total remaining 11 payments on the lease as a Right of Use (ROU) asset of $6,900 which equals the next 11 monthly payments totaling $6,900 as a ROU current liability and no monthly payments as a ROU long term liability of $0.

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

On December 2, 2021, the Company entered into a direct financing lease as a lessor of $68,255 in newly purchased computer equipment it leased out to others for 36 monthly payments of $2,500 totaling $90,000. The net asset of $68,255 was recorded as a $90,000 asset as a lease contract receivable, and a $21,745 liability as unearned income on lease receivable. The Company has recognized $4,228 as interest income on lease receivable for the year ended November 30, 2022, and $0 for the year ended November 30, 2021. As of November 30, 2022, the Company has recorded the total remaining 29 monthly payments receivable as an asset of $72,500 which equals of the next 12 monthly payments totaling $30,000 as a current asset and the remaining 17 monthly payments of $42,500 as an other asset.

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

Note 3 – Investment in Equities

The following includes equity investments that have a readily determinable fair value are measured using ASC Topic 820, discussed above. The following also includes equities without a readily determinable fair value use the measurement alternative of ASC Topic 321 and are measured at their cost minus impairment, if any, plus or minus changes resulting from observable price changes in “orderly transactions,” as defined, for the identical or a similar investment of the same issuer.

Description	How Acquired	Readily Determinable Fair Value	Cost	Current Changes	Cumulative Impairments	Cumulative Adjust.	November 30, 2022 Bal. Sheet Value

38,441,500 shares of restricted stock in Patient Access Solutions, Inc. (“PASO” on OTCMarkets.com)	Origination Fees	No	$0	$0	$0	$0	$0
4,135,614 shares of restricted stock in Patient Access Solutions, Inc. (“PASO” on OTCMarkets.com)	Consulting Income	No	$0	$0	$0	$0	$0
222 shares of unrestricted stock in Canibiola, Inc. (“CANB” on OTCMarkets.com)	Consulting Income	Yes	$0	$(1,217)	$0	$1,633	$416
14,873,144 shares of unrestricted common stock in BHPA, Inc (“BHPA” on OTCMarkets.com)	Consulting Income	Yes	$0	$(1,593,131)	$0	$1,801,355	$208,224
8,000 shares of Gabelli Equity Trust Inc. stock	Purchase	Yes	$48,220	820	0	0	$49,040
70 shares of Salesforce.com stock	Purchase	Yes	$12,406	(1,188)	0	-	$11,218
Totals			$60,626	$(1,594,716)	$0	$1,802,988	$268,898

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

The provision (benefit) for income taxes for year ended November 30, 2022 and the year ended November 30, 2021 consist of the following:

	Nov. 30, 2022	Nov. 30, 2021
Current:
Federal	$0	$0
State	0	0
Total Current	$0	$0
Deferred:
Federal	$0	$0
State	0	0
Change in valuation	0	0
Total provision (benefit)	$0	$0

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

The income tax provision (benefit) differs from the amount computed by applying the U.S. federal statutory tax rate of 21% in 2022 and 2021 to net income (loss) before income taxes for the year ended November 30, 2022 and November 30, 2021 and adjusting for the following:

	Nov. 30, 2022	Nov 30, 2021
Net income (loss) before taxes	$(1,713,921)	$(9,766,417)
US federal income tax rate	21%	21%

Computed expected tax provision (benefit)	(359,923)	(2,050,947)
Permanent differences	-	-
Timing differences	359,923	2,050,947
Limitations on NOL carryforwards due to change in stock ownership of the Corporation
Federal income tax provision	$-	$-

The Company and its subsidiary file income tax returns in the U.S. federal jurisdiction and, if necessary, in various state and local jurisdictions. All tax years from 2018 to 2022 are subject to examination.

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

Note 8 – Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, par value $.00001 per share (the “Preferred Stock”). As of November 30, 2022, no shares of Preferred Stock were issued and outstanding.

Note 9 – Options to Acquire Common Stock

On January 1, 2022, the Company issued Eugene Cha, Director, a stock option to acquire an aggregate of 60,000 shares of the common stock of the Company, exercisable for five (5) years at an exercise price of $3.50 per share, subject to vesting.  The option vests in equal amounts over a period of one (1) year at the rate of 15,000 shares per fiscal quarter at the end of such quarter, commencing in January 2022, and pro-rated for the number of days the optionee serves on the Board during the fiscal quarter. As of November 30, 2022, Mr. Cha’s option to acquire 60,000 shares of the Company’s stock has vested. For the twelve-month period ending November 30, 2022, no options have been exercised and no expense has been recorded for the Company.

Note 10 – Subsequent Events

The Company evaluates events that occur after the period end date through the date the financial statements are available to be issued. Accordingly, management has evaluated subsequent events through the date these financial statements are issued and has determined that no subsequent events require disclosure in these financial statements.