Form 10-Q
period 2023-02-28
Hestia Insight Inc.
filed 2023-04-14
CIK 1813603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2023

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

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

(Title of class)

As of April 11, 2023, 27,939,260 shares of common stock, par value $0.001 per share, were issued and outstanding.

HESTIA INSIGHT INC.

FORM 10-Q

February 28, 2023

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

HESTIA INSIGHT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of February 28, 2023 (Unaudited) and November 30, 2022

	February 28, 2023	November 30, 2022
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$188,752	$252,956
Investments in equities	203,043	268,898
Note receivable; net of allowance for doubtful accounts of $5,185 and $0 as of February 28, 2023, and November 30. 2022, respectively.	-	4,910
Lease contract receivable – short term	-	30,000
Total current assets	391,795	557,039

FIXED ASSETS:
Vending machines; net of accumulated depreciation of $10,394 and $0 as of February 28, 2023, and November 30. 2022, respectively.	102,554	106,196
Computer equipment; net of accumulated depreciation of $2,750 and $0 as of February 28, 2023, and November 30, 2022, respectively.	52,233	-
Right-of-Use auto lease	5,018	6,900
Total fixed assets	159,805	113,096

OTHER ASSETS:
Lease contract receivable – long term	-	42,500

TOTAL ASSETS	$551,600	$712,635

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$21,966	$9,689
Right-of-Use current liability	5,018	6,900
Unearned income on lease contract receivable	-	17,517
Total current liabilities	26,984	34,106

LONG TERM LIABILITIES:
	-	-

TOTAL LIABILITIES	26,984	34,106

STOCKHOLDERS’ EQUITY:
Common stock, par value $0.001 per share; 285,000,000 shares authorized; 27,939,260 and 27,939,260 shares issued and outstanding as of February 28, 2023, and November 30, 2022, respectively.	27,939	27,939
Treasury Stock, 5,100,000 and 5,100,000 shares as of February 28, 2023, and November 30. 2022, respectively.	5,100	5,100
Additional paid in capital	901,613	901,613
Accumulated earnings/(deficits)	(410,036)	(256,123)
Total stockholders’ equity	524,616	678,529

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$551,600	$712,635

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HESTIA INSIGHT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended February 28, 2023 and February 28, 2022 (Unaudited)

	For the Three Months Ended February 28,
	2023	2022
REVENUE:
Consulting revenue	$500	$-
Total revenue	500	-

COST OF REVENUE:
Cost of revenue	-	-
Total cost of revenue	-	-

GROSS PROFIT	500	-

OPERATING EXPENSE:
Selling, general and administrative expense	127,331	135,858
Total operating expense	127,331	135,858

OPERATING INCOME/(LOSS)	(126,831)	(135,858)

OTHER INCOME/(EXPENSE):
Interest & dividend income	900	74
Interest income on lease receivable	-	2,416
Realized gain/(loss) on equity investments	27,610	59,793
Unrealized gain/(loss) on equity investments	(50,407)	(1,523,695)
Interest expense	-	-
Bad debt expense	(5,185)	-
Total other income/(expense)	(27,082)	(1,461,412)

INCOME /(LOSS) BEFORE TAXES	(153,913)	(1,597,720)

Tax expense	-	-
NET INCOME/(LOSS)	$(153,913)	$(1,597,270)

Basic net income/(loss) per common share	$(0.005)	$(0.057
Diluted net income/(loss) per common share	$(0.005)	$(0.057
Ave. common shares outstanding – Basic and Diluted	27,939,260	27,923,864

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HESTIA INSIGHT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended February 28, 2023 (Unaudited)

	Common Stock par value $0.001		Series B Common Stock par value $0.001		Preferred Stock par value $0.00001		Treasury Stock	Additional Paid In	Accum. Earnings/	Total Stockholders’
	Shares	Amount	Shares	$	Shares	$	$	Capital	(Deficit)	Equity
Balance November 30, 2020	27,910,200	$27,910	500,000	$500	-	$-	$4,600	$814,337	$11,224,215	$12,071,562

Issuance of Hestia Insight Inc. common stock for services valued at $12,360	6,000	6						12,354		12,360

Cancellation of Hestia Insight Inc. Series B common stock.			(500,000)	(500)		-	500		-	-

Net Loss for 12-month period									(9,766,417)	(9,766,417)

Balance November 30, 2021	27,916,200	$27,916	-	$-	-	$-	$5,100	$826,691	$1,457,798	$2,317,505

Issuance of Hestia Insight Inc. common stock for services valued at $48,750	15,000	15	-	-				48,735		48,750

Issuance of Hestia Insight Inc. common stock for cash	8,060	8	-	-		-	-	26,187	-	26,195

Net Loss for 12-month period			-	-	-	-	-		$(1,713,912)	$(1,713,921)

Balance November 30, 2022	27,939,260	$27,939	-	-	-	-	$5,100	$901,613	$(256,123)	$678,529

Net Loss for 3-month period		-		-		-	-	-	(153,913)	(153,913)

Balance Feb. 28, 2023	27,939,260	$27,939	-	-	-	-	$5,100	$901,613	$(410,036)	524,616

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HESTIA INSIGHT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended February 28, 2023, and February 28, 2022 (Unaudited)

	For the Three Months Ended February 28,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss)	$(153,913)	$(1,597,270)
Adjustments to reconcile net income/(loss) to operating cash flows:
Issuance of common stock for services		48,750
Realized loss (gain) on investment equities	(27,610)	(59,793)
Unrealized loss (gain) on investment equities	65,855	1,523,695
Depreciation expense	6,777	-
Bad Debt Expense	5,185	-
Changes in operating asset and liability account balances:
Accounts receivable and lease interest receivable	-	9,931
Accounts payable and accrued interest payable	12,278	6,139
NET ADJUSTMENTS	62,485	1,528,722

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	$(91,428)	$(68,548)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds used in purchase of equipment leased to others	-	(68,255)
Proceeds used in purchase of vending machines	(385)	-
Proceeds provided by investment equities	27,610	59,793
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	$27,225	$(8,462)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds provided by issuance of common stock	-	26,195
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	$-	$26,195

NET INCREASE (DECREASE) IN CASH	(64,203)	(50,815)

CASH – BEGINNING OF PERIOD	252,955	524,741
CASH – END OF PERIOD	$188,752	$473,926

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HESTIA INSIGHT INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2023

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

Prepaid Expenses

The Company records amounts which have been paid in advance of receiving future economic benefits anticipated by the payment as prepaid expenses. Prepaid expenses are recorded as assets and expensed over the period that the benefits are received from the payment. The Company recorded as prepaid expenses of $0 and $0 for the three months ended February 28, 2023, and the year ended November 30, 2022, respectively.

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

On November 2, 2020, the Company entered into an operating lease to lease an automobile for a net initial payment of $4,029 plus 36 monthly payments of $627.24. The Company has expensed $1,881 as a current operating expense for the three months ended February 28, 2023, and $1,881 for the three months ended February 28, 2022. For the period ended February 28, 2023, the Company has recorded the total remaining 8 payments on the lease as a Right of Use (ROU) asset of $5,018 which equals the next 8 monthly payments totalling $5,018 as a ROU current liability.

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

On December 2, 2021, the Company entered into a direct financing lease as a lessor of $68,255 in newly purchased computer equipment it leased out to others for 36 monthly payments of $2,500 totalling $90,000. The net asset of $68,255 was recorded as a $90,000 asset as a lease contract receivable, and a $21,745 liability as unearned income on lease receivable. The Company has recognized $0 as interest income on lease receivable for the three months ended February 28, 2023, and $2,416 for the three months ended February 28, 2022.

Termination of Lease Contracts Receivable

In accordance with ASC 842 and ASC 842-30-40 if a direct financing lease is terminated before the end of the lease term the Company will reclassify the net investment in the lease as a fixed asset. The value of the fixed asset is equal to the net lease asset amount (the lease asset amount less the lease liability amount) at the time of termination reduced by any impairment in the value in the fixed asset.

On December 1, 2022, the Company terminated the above-described direct financing lease due to lack of payment from the lessee and repossessed the computer equipment. At the time of the termination, the net investment in the lease was recorded as a $54,983 fixed asset of computer equipment calculated as the net of a $72,500 asset as a lease contract receivable less a $17,517 liability as unearned income on the lease receivable. As of December 1, 2022, the computer equipment is being depreciated over a 60-month period without any reduction for any impairment in the value of the fixed asset.

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

Note 3 – Investment in Equities.

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

Description	How Acquired	Readily Determinable Fair Value	Cost	Current Changes	Cumulative Impairments	Cumulative Adjust.	February 28, 2023 Bal. Sheet Value
38,441,500 shares of restricted stock in Patient Access Solutions, Inc. (“PASO” on OTCMarkets.com)	Origination Fees	No	$0	$0	$0	$0	$0
4,135,614 shares of restricted stock in Patient Access Solutions, Inc. (“PASO” on OTCMarkets.com)	Consulting Income	No	$0	$0	$0	$0	$0
222 shares of unrestricted stock in Canibiola, Inc. (“CANB” on OTCMarkets.com)	Consulting Income	Yes	$0	$(276)	$0	$416	$140
12,734,256 shares of unrestricted common stock in BHPA, Inc (“BHPA” on OTCMarkets.com)	Consulting Income	Yes	$0	$(19,101)	$0	$178,279	$159,178
5,000 shares of Gabelli Equity Trust Inc. stock	Purchase	Yes	$30,137	(1,650)	0	513	$29,000
90 shares of Salesforce.com stock	Purchase	Yes	$15,040	302	0	(617)	$14,725
Totals			$45,177	$(20,725)	$0	$178,591	$203,043

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

The provision (benefit) for income taxes for three months ended February 28, 2023, and the year ended November 30, 2022, consist of the following:

	Feb. 28, 2023	Nov. 30, 2022
Current:
Federal	$0	$0
State	0	0
Total Current	$0	$0
Deferred:
Federal	$0	$0
State	0	0
Change in valuation	0	0
Total provision (benefit)	$0	$0

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

The income tax provision (benefit) differs from the amount computed by applying the U.S. federal statutory tax rate of 21% in 2023 and 2022 to net income (loss) before income taxes for the three months ended February 28, 2023 and February 28, 2022 and adjusting for the following:

	Feb. 28, 2023	Feb. 28, 2022
Net income (loss) before taxes	$(153,913)	$(1,597,270)
US federal income tax rate	21%	21%

Computed expected tax provision (benefit)	(32,321)	(335,426)
Permanent differences	-	-
Timing differences	32,321	335,426
Limitations on NOL carryforwards due to change in stock ownership of the Corporation
Federal income tax provision	$-	$-

The Company and its subsidiary file income tax returns in the U.S. federal jurisdiction and, if necessary, in various state and local jurisdictions. All tax years from 2017 to 2022 are subject to examination.

Note 5 – Related party transactions

During the three months ended February 28, 2023, and the year ended November 30, 2022, the Company had no related party transactions.

Note 6 – Line of Credit Receivable from Patient Access Solutions, Inc.

As of December 1, 2022, the total outstanding balance of $5,185 in principal and 6% simple interest in an unsecured line of credit due from Patient Access Solutions, Inc. was written off and the line of credit was cancelled due to lack of payment.

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

Note 8 – Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, par value $.00001 per share (the “Preferred Stock”). As of February 28, 2023, and November 30 2022, no shares of Preferred Stock were issued and outstanding.

Note 9 – Options to Acquire Common Stock

On January 1, 2022, the Company issued Eugene Cha, Director, a stock option to acquire an aggregate of 60,000 shares of the common stock of the Company, exercisable for five (5) years at an exercise price of $3.50 per share, subject to vesting. The option vests in equal amounts over a period of one (1) year at the rate of 15,000 shares per fiscal quarter at the end of such quarter, commencing in January 2022, and pro-rated for the number of days the optionee serves on the Board during the fiscal quarter. As of November 30, 2022, Mr. Cha’s option to acquire 60,000 shares of the Company’s stock has vested. For the three-month period ending February 28, 2023, and the twelve-month period ending November 30, 2022, no options have been exercised and based on the Black-Scholes option-pricing model described below, no expense has been recorded for the Company. The estimated amount of expense for vested options is $1,200 and the amount for unvested options is $0.

On July 20, 2022, the Company issued Edward Boyle, Advisory Board member, a stock option to acquire an aggregate of 10,000 shares of the common stock of the Company, exercisable for five (5) years at an exercise price of $3.00 per share, subject to vesting. The option vests in equal amounts over a period of nine (9) months with the first 2,500 shares vesting on July 20, 2022 and additional amounts of 2,500 shares vesting on each of the following dates; October 20, 2022, January 20, 2023 and April 20, 2023. For the three-month period ending February 28, 2023, and the twelve-month period ending November 30, 2022, no options have been exercised and based on the Black-Scholes option-pricing model described below, no expense has been recorded for the Company. The estimated amount of expense for vested options is $50 and the amount for unvested options is $150.

On December 15, 2022, the Company issued Dr. T.Z. (Ted) Chaung, Advisory Board member, a stock option to acquire an aggregate of 10,000 shares of the common stock of the Company, exercisable for five (5) years at an exercise price of $0.50 per share, subject to vesting. The option vests in equal amounts over a period of one (1) year at the rate of two thousand five hundred (2,500) shares per fiscal quarter at the end of such quarter, commencing in the quarter in which the optionee enters into the grant agreement, and pro-rated for the number of days the optionee serves on the Board of Advisors during the fiscal quarter. Accordingly, as of February 28, 2023, 2,083 options have vested and additional amounts of 2,500 shares vesting on each of the following dates: May 31, 2023; August 31, 2023; November 30, 2023, with the final 417 shares vesting on February 29, 2024. For the three-month period ending February 28, 2023, and the twelve-month period ending November 30, 2022, no options have been exercised and based on the Black-Scholes option-pricing model described below, no expense has been recorded for the Company. The estimated amount of expense for vested options is $975 and the amount for unvested options is $2,925.

Black-Scholes option-pricing model. The Company recognizes the expense related to stock options it has provided individuals to acquire its common stock over the requisite service period (usually the vesting period of one year), utilizing the Black-Scholes option-pricing model. The volatility component of the calculation is based on the historic volatility of the Company’s stock, or the expected future volatility and it is assumed to be 77%. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant and is considered to be 6% and the stock price is considered to be $0.79 per share, the closing stock price as of February 28,2023.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Hestia Insight Inc. for the three months ended February 28, 2023, and 2021, should be read in conjunction with the Hestia Insight Inc. unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on February 25, 2022. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Going Concern

We have a limited operating history, and our continued growth is dependent upon the continuation of providing medical consulting services to our clients, generating revenue, and obtaining additional financing to fund future obligations, and pay liabilities arising from normal business operations. We had accumulated deficits of $410,036 at February 28, 2023. The report of our independent registered public accounting firm on our financial statements for the year ended November 30. 2022, contained an explanatory paragraph regarding our ability to continue as a going concern based upon cash used in operating activities and the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These factors, among others, raised substantial doubt about our ability to continue as a going concern. Our financial statements appearing elsewhere in this report do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate significant revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company. The financial statements contained herein do not include any adjustments that might result from the outcome of this uncertainty.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three months ended February 28, 2023, and February 28, 2022

Revenue

For the three months ended February 28, 2023, total revenues amounted to $500, which consisted of $500 of consulting revenue. For the three months ended February 28, 2022, revenue was $-0-, which consisted of $-0- of consulting revenue. The small amount of revenue was due to our current emphasis on planning and preparation for our future revenue.

Cost of Revenue

Cost of revenue includes the cost of internal labor and related benefits, travel expenses related to consulting services, subcontractor costs, other related consulting costs, and other overhead costs. These costs are recorded as operating expenses. For the three months ended February 28, 2023 and February 28, 2022 there were no costs of revenue.

Operating Expenses

For the three months ended February 28, 2023, operating expenses were $127,331 representing a decrease of $8,527 over the operating expenses of $135,858 for the three months ended February 28, 2022. This decrease in operating expenses was mainly driven by an increase in professional fees related to becoming and being a public company plus our current emphasis on planning and preparation for our future revenue.

For the three months ended February 28, 2023, and February 28, 2022, operating expenses consisted of the following:

	For the Three months ended Feb. 28, 2023	For the Three months ended Feb. 28, 2022
Selling expense	$970	$7,013
Professional fees	70,235	118,729
Other general and administrative	56,126	10,116
	$127,331	$135,858

●	Our selling expense mainly includes our marketing and sales staff’s salaries and related benefits, and travel and entertainment costs incurred by our sales department. Selling expense totalled $970 for the three months ended February 28, 2023, and $7,013 for the three months ended February 28, 2022. Selling expense as a percentage of revenue for the three months ended February 28, 2023 is 194% and for the three months ended February 28, 2022 the percentage is not calculable.

●	Professional fees primarily consisted of accounting fees, legal service fees, consulting fees, investor relations service charges, OTC markets application and listing fees and other fees incurred for services related to becoming and being a public company. For the three months ended February 28, 2023, and February 28, 2022, professional fees amounted to $70,235 and $118,729, respectively, a decrease of $48,494 or 40%. The decrease was largely attributable to a decrease of $48,750 in other independent professional fees paid to a consultant and a decrease of $7,386 in expenses to our contractors in China. The decreases were offset by an increase of $1,250 in legal services incurred in being a public company; an increase of $4,000 in audit fees incurred; an increase of $5,500 in accounting fees; and a decrease in OTC market companies and similar consultants of $2,354. We expect professional fees to increase as we incur significant costs associated with our public company reporting requirements, and costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission.

●	Other general and administrative expenses mainly consisted of wages and payroll taxes of our employees, automobile expenses, office supplies, rent, bank service charges, depreciation, and other miscellaneous items. Other general and administrative expenses totalled $56,126 for the three months ended February 28, 2023, as compared to $10,116 for the three months ended February 28, 2022, an increase of $46,010. The increase was primarily attributable to an increase in the wages and payroll taxes of our employees of $19,980; an increase of $8,000 in payments to our officers; an increase of $6,770 in depreciation expense; and an increase of $1,980 in other miscellaneous general and administrative expenses.

Income (Loss) from Operations

As a result of the foregoing, for the three months ended February 28, 2023, loss from operations amounted to $(126,831), as compared to loss from operations of $(135,858) for the three months ended February 28, 2022.

Other Income (Expense)

Other income includes interest income from bank deposits and interest income from loans receivable that amounted to $-0- and $74, for the three months ended February 28, 2023, and February 28, 2022, respectively.

Other income also includes interest income from a lease receivable that amounted to $-0-and $2,416 for the three months ended February 28, 2023, and February 28, 2022.

The Company had realized gains on equity investments of $27,610 for the three months ended February 28, 2023, and $59,793 for the three months ended February 28, 2022. The Company had unrealized gains/(losses) on equity investments of $(50,407) for the three months ended February 28, 2023, and $(1,523,695) for the three months ended February 28, 2022.

The Company had $0 interest expense for the three months ended February 28, 2023, and $0 interest expense for the three months ended February 28, 2022.

Income Taxes

We did not have any income taxes expense for the three months ended February 28, 2023, and February 28, 2022, since we did not have any taxable income in the periods which was not reduced by prior net operating loss carry forwards or reduced by the exclusion of any unrealized gains/(losses) on equity investments, which are excluded from our taxable income until they become realized gains/(losses) on equity investments.

Net Income (Loss)

The net loss for the three months ended February 28, 2023, was $(153,913) and the net loss for the three months ended February 28, 2022, was $(1,597,270).

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. On February 28, 2023, and November 30. 2022, we had cash balances of $188,752 and $252,956, respectively. These funds are kept in financial institutions located in United States. We had total liabilities of $26,984 at February 28, 2023, of which $5,018 is a liability for the future 8 monthly lease payments of $627.24 for the Right-of-Use lease of an automobile; $21,966 for accounts payable and accrued liabilities and $-0- representing the unearned income on our lease contract receivable. We had total liabilities of $34,106 at November 30. 2022, of which $6,900 is a liability for the future 11 monthly lease payments of $627.24 for the Right-of-Use lease of an automobile; $9,689 for accounts payable and accrued liabilities and $17,517 for unearned income on our lease contract receivable. As of February 28, 2023, and November 30. 2022, the Company had accumulated earnings/(deficits) of $(410,036) and $(256,123), respectively.

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

Cash flows from Operating Activities

Operating activities used $91,428 in cash during the three months ended February 28, 2023, as compared with using $68,548 for the three months ended February 28, 2022. The increase in cash used in operating activities during the three months ended February 28, 2023, is primarily due to the payment of increased professional fees and the costs of being a public company.

Cash flows from Investing Activities

For the three months ended February 28, 2023, the Company’s cash flow in investing activities provided $27,610, and for the three months ended February 28, 2022, the cash flow in investing activities used $8,462 of cash flow of which $68,255 was used to purchase equipment leased to others and $59,793 was provided by proceeds by investment equities.

Cash flows from Financing Activities

For the three months ended February 28, 2023, the Company used $-0- in cash flows in financing activities. For the three months ended February 28, 2022, the Company’s financing activities provided $26,195, all of which was provided by the proceeds of the issuance of common stock.

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

Going Concern.

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. For the three months ended February 28, 2023, the Company incurred a net loss of $(153,913), of which $27,610 is in realized gains on equity investments and $(50,407) is from unrealized gain/(loss) on equity investments. For the three months ended February 28, 2022, the Company realized a net loss of $(1,597,270) of which $59,793 is from realized gains/(losses) and $(1,523,695) is from unrealized losses on equity investments. The Company had accumulated earnings/deficits of $(410,036) as of February 28, 2023, and accumulated earnings/deficits of $(256,123) as of November 30. 2022. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of February 28, 2023.

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

ITEM 1A. RISK FACTORS

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended November 30. 2022. There has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K.

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

HESTIA INSIGHT INC.
(Registrant)

Date: April 14, 2023	By:	/s/ Edward Lee
Edward Lee
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: April 14, 2023	By:	/s/ Edward Lee
Edward Lee
Chief Financial Officer (Principal Financial and Accounting Officer)