Form 10-Q
period 2023-05-31
Hestia Insight Inc.
filed 2023-07-14
CIK 1813603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2023

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

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

(Title of class)

As of July 14, 2023, 27,939,260 shares of common stock, par value $0.001 per share, were issued and outstanding.

HESTIA INSIGHT INC.

FORM 10-Q

May 31, 2023

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

HESTIA INSIGHT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of May 31, 2023 (Unaudited) and November 30, 2022

	May 31, 2023	November 30, 2022
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$151,278	$252,956
Investments in equities	153,092	268,898
Note receivable; net of allowance for doubtful accounts of $5,185 and $0 as of May 31, 2023, and November 30. 2022, respectively.	-	5,185
Lease contract receivable – short term	-	30,000
Total current assets	304,370	557,039

FIXED ASSETS:
Vending machines; net of accumulated depreciation of $14,426 and $0 as of May 31, 2023, and November 30. 2022, respectively.	98,522	106,196
Right-of-Use auto lease	3,136	6,900
Total fixed assets	101,658	113,096

OTHER ASSETS:
Lease contract receivable – long term	-	42,500

TOTAL ASSETS	$406,028	$712,635

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$11,479	$9,689
Right-of-Use current liability	3,136	6,900
Unearned income on lease contract receivable	-	17,517
Total current liabilities	14,615	34,106

LONG TERM LIABILITIES:
	-	-

TOTAL LIABILITIES	14,615	34,106

STOCKHOLDERS’ EQUITY:
Common stock, par value $0.001 per share; 285,000,000 shares authorized; 27,939,260 and 27,939,260 shares issued and outstanding as of May 31, 2023, and November 30, 2022, respectively.	27,939	27,939
Treasury Stock, 5,100,000 and 5,100,000 shares as of May 31, 2023, and November 30. 2022, respectively.	5,100	5,100
Additional paid in capital	901,613	901,613
Accumulated earnings/(deficits)	(543,239)	(256,123)
Total stockholders’ equity	391,413	678,529

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$406,028	$712,635

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HESTIA INSIGHT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and six months ended May 31, 2023 and May 31, 2022 (Unaudited)

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2023	2022	2023	2022
REVENUE:
Consulting revenue	$30,000	$-	$30,500	$-
Total revenue	30,000	-	30,500	-

OPERATING EXPENSE:
Selling, general and administrative expense	86,212	56,753	226,935	192,611
Total operating expense	86,212	56,753	226,935	192,611

OPERATING INCOME/(LOSS)	(56,212)	(56,753)	(196,435)	(192,611)

OTHER INCOME/(EXPENSE):
Interest income	-	73	-	148
Interest income on lease receivable	-	604	-	3,020
Dividend income	750		1,650	-
Gain/(loss) on sale of capital assets	(25,233)		(25,233)	-
Realized gain/(loss) on equity investments	4,997	74,042	32,607	133,834
Unrealized gain/(loss) on equity investments	(44,113)	(99,787)	(94,520)	(1,623,482)
Interest expense	-	-	-	-
Bad debt expense	-	-	(5,185)	-
Total other income/(expense)	(63,599)	(25,068)	(90,681)	(1,486,480)

INCOME/(LOSS) BEFORE TAXES	(119,811)	(81,821)	(287,116)	(1,679,091)

Tax expense	-	-	-	-
NET INCOME/(LOSS)	$(119,811)	$(81,821)	$(287,116)	$(1,679,091)

Basic net income/(loss) per common share	$(0.00)	$(0.00)	$(0.01)	$(0.06)
Diluted net income/(loss) per common share	$(0.00)	$(0.00)	$(0.01)	$(0.06)
Ave. common shares outstanding – Basic & Diluted	27,939,260	27,939,200	27,939,260	27,939,260

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HESTIA INSIGHT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the six months ended May 31, 2023 (Unaudited)

	Common Stock par value $0.001		Series B Common Stock par value $0.001		Preferred Stock par value $0.00001		Treasury Stock	Additional Paid In	Accum. Earnings/	Total Stockholders’
	Shares	Amount	Shares	$	Shares	$	$	Capital	(Deficit)	Equity
Balance November 30, 2020	27,910,200	$27,910	500,000	$500	-	$-	$4,600	$814,337	$11,224,215	$12,071,562

Issuance of Hestia Insight Inc. common stock for services valued at $12,360	6,000	6	-	-	-	-	-	12,354	-	12,360

Cancellation of Hestia Insight Inc. Series B common stock.	-	-	(500,000)	(500)	-	-	500		-	-

Net Loss for 12-month period									(9,766,417)	(9,766,417)

Balance November 30, 2021	27,916,200	$27,916	-	$-	-	$-	$5,100	$826,691	$1,457,798	$2,317,505

Issuance of Hestia Insight Inc. common stock for services valued at $48,750	15,000	15	-	-				48,735	-	48,750

Issuance of Hestia Insight Inc. common stock for cash	8,060	8	-	-		-	-	26,187	-	26,195

Net Loss for 12-month period			-	-	-	-	-		$(1,713,912)	$(1,713,921)

Balance November 30, 2022	27,939,260	$27,939	-	-	-	-	$5,100	$901,613	$(256,123)	$678,529

Net Loss for 6-month period		-		-		-	-	-	(287,116)	(287,116)

Balance May 31, 2023	27,939,260	$27,939	-	-	-	-	$5,100	$901,613	$(543,239)	391,413

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HESTIA INSIGHT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended May 31, 2023, and May 31, 2022 (Unaudited)

	For the Six months Ended May 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss)	$(287,116)	$(1,679,091)
Adjustments to reconcile net income/(loss) to operating cash flows:
Issuance of common stock for services	-	48,750
Realized loss on sale of capital assets	25,233
Realized loss (gain) on investment equities	(32,607)	(133,834)
Unrealized loss (gain) on investment equities	94,520	1,598,895
Depreciation expense	10,809	-
Bad Debt Expense	5,185	-
Changes in operating asset and liability account balances:
Accounts receivable and lease interest receivable	-	12,362
Accounts payable and accrued interest payable	1,790	(14,988)
NET ADJUSTMENTS	104,930	1,511,185

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	$(182,186)	$(167,906)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds used in purchase of equipment leased to others	-	(68,255)
Proceeds used in purchase of vending machines	(385)	-
Proceeds from sale of capital assets	27,000	-
Proceeds used in purchase of investment equities	(22,140)	-
Proceeds provided by investment equities	76,033	133,834
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	$80,508	$65,579

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds provided by issuance of common stock	-	26,195
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	$-	$26,195

NET INCREASE (DECREASE) IN CASH	(101,678)	(76,132)
CASH – BEGINNING OF PERIOD	252,956	524,741
CASH – END OF PERIOD	$151,278	$448,609

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HESTIA INSIGHT INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2023

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

Note 2 – Summary of significant accounting policies

Cash and Cash Equivalents

For purposes of reporting within the balance sheets and the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, cash on deposit in attorney trust accounts, and all highly liquid debt instruments purchased with a maturity of six months or less to be cash and cash equivalents.

Prepaid Expenses

The Company records amounts which have been paid in advance of receiving future economic benefits anticipated by the payment as prepaid expenses. Prepaid expenses are recorded as assets and expensed over the period that the benefits are received from the payment. The Company recorded as prepaid expenses of $0 and $0 for the six months ended May 31, 2023, and the year ended November 30, 2022, respectively.

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

On November 2, 2020, the Company entered into an operating lease to lease an automobile for a net initial payment of $4,029 plus 36 monthly payments of $627.24. The Company has expensed $3,763 as a current operating expense for the six months ended May 31, 2023, and $3,763 for the six months ended May 31, 2022. For the period ended May 31, 2023, the Company has recorded the total remaining 5 payments on the lease as a Right of Use (ROU) asset of $3,136 which equals the next 5 monthly payments totaling $3,136 as a ROU current liability.

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

On December 2, 2021, the Company entered into a direct financing lease as a lessor of $68,255 in newly purchased computer equipment it leased out to others for 36 monthly payments of $2,500 totaling $90,000. The net asset of $68,255 was recorded as a $90,000 asset as a lease contract receivable, and a $21,745 liability as unearned income on lease receivable. The Company has recognized $0 as interest income on lease receivable for the six months ended May 31, 2023, and $3,020 for the six months ended May 31, 2022.

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

On April 4, 2023, the Company sold the equipment for $27,000 and recognized a loss of $25,233 on the sale of capital assets.

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

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the period of services or the vesting period, whichever is applicable. Until the measurement date is reached, the total amount of compensation expense remains uncertain. We record compensation expenses based on the fair value of the award at the reporting date. The awards to consultants and other third parties are then revalued, or the total compensation is recalculated based on the then current fair value, at each subsequent reporting date.

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

Description	How Acquired	Readily Determinable Fair Value	Cost	Current Changes	Cumulative Impairments	Prior Cumulative Adjust.	May 31, 2023 Bal. Sheet Value
38,441,500 shares of restricted stock in Patient Access Solutions, Inc. (“PASO” on OTCMarkets.com)	Origination Fees	No	$0	$0	$0	$0	$0
4,135,614 shares of restricted stock in Patient Access Solutions, Inc. (“PASO” on OTCMarkets.com)	Consulting Income	No	$0	$0	$0	$0	$0
222 shares of unrestricted stock in Canibiola, Inc. (“CANB” on OTCMarkets.com)	Consulting Income	Yes	$0	$(18)	$0	$140	$122
11,960,006 shares of unrestricted common stock in BHPA, Inc (“BHPA” on OTCMarkets.com)	Consulting Income	Yes	$0	$(29,900)	$0	$149,500	$119,600
6,000 shares of Gabelli Equity Trust Inc. stock	Purchase	Yes	$35,572	(2,215)	0	(1,137)	$32,220
2,500 shares of Etao Intl. Co. Ltd. Common stock	Purchase	Yes	$3,767	(2,617)	0	-	$1,150
Totals			$39,339	$(34,750)	$0	$148,503	$153,092

Note 4 – Income Taxes

The Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted on December 22, 2017. The 2017 Tax Act includes a number of changes to existing U.S. income tax laws that affect the Company, most notably a reduction of the top U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. The 2017 Tax Act also provides for the acceleration of depreciation for certain assets placed in service after September 27, 2017, as well as changes beginning in 2018, including additional limitations on the deductibility of executive compensation and interest.

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

The provision (benefit) for income taxes for six months ended May 31, 2023, and the year ended November 30, 2022, consist of the following:

	May 31, 2023	Nov. 30, 2022
Current:
Federal	$0	$0
State	0	0
Total Current	$0	$0
Deferred:
Federal	$0	$0
State	0	0
Change in valuation	0	0
Total provision (benefit)	$0	$0

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

The income tax provision (benefit) differs from the amount computed by applying the U.S. federal statutory tax rate of 21% in 2023 and 2022 to net income (loss) before income taxes for the six months ended May 31, 2023 and May 31, 2022 and adjusting for the following:

	May 31, 2023	May 31, 2022
Net income (loss) before taxes	$(287,116)	$(1,679,091)
US federal income tax rate	21%	21%

Computed expected tax provision (benefit)	(60,294)	(352,609)
Permanent differences	-	-
Timing differences	60,294	352,609
Limitations on NOL carryforwards due to change in stock ownership of the Corporation
Federal income tax provision	$-	$-

The Company and its subsidiary file income tax returns in the U.S. federal jurisdiction and, if necessary, in various state and local jurisdictions. All tax years from 2017 to 2022 are subject to examination.

Note 5 – Related Party Transactions

During the six months ended May 31, 2023, and the year ended November 30, 2022, the Company had no related party transactions.

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

Note 8 – Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, par value $.00001 per share (the “Preferred Stock”). As of May 31, 2023, and November 30, 2022, no shares of Preferred Stock were issued and outstanding.

Note 9 – Options to Acquire Common Stock

On January 1, 2022, the Company issued Eugene Cha, Director, a stock option to acquire an aggregate of 60,000 shares of the common stock of the Company, exercisable for five (5) years at an exercise price of $3.50 per share, subject to vesting. The option vests in equal amounts over a period of one (1) year at the rate of 15,000 shares per fiscal quarter at the end of such quarter, commencing in January 2022, and pro-rated for the number of days the optionee serves on the Board during the fiscal quarter. As of November 30, 2022, Mr. Cha’s option to acquire 60,000 shares of the Company’s stock has vested. For the six-month period ending May 31, 2023, and the twelve-month period ending November 30, 2022, no options have been exercised and based on the Black-Scholes option-pricing model described below, no expense has been recorded for the Company. The estimated amount of expense for vested options is $1,200 and the amount for unvested options is $0.

On July 20, 2022, the Company issued Edward Boyle, Advisory Board member, a stock option to acquire an aggregate of 10,000 shares of the common stock of the Company, exercisable for five (5) years at an exercise price of $3.00 per share, subject to vesting. The option vests in equal amounts over a period of nine (9) months with the first 2,500 shares vesting on July 20, 2022 and additional amounts of 2,500 shares vesting on each of the following dates; October 20, 2022, January 20, 2023 and April 20, 2023. For the six-month period ending May 31, 2023, and the twelve-month period ending November 30, 2022, no options have been exercised and based on the Black-Scholes option-pricing model described below, no expense has been recorded for the Company. The estimated amount of expense for vested options is $50 and the amount for unvested options is $150.

On December 15, 2022, the Company issued Dr. T.Z. (Ted) Chaung, Advisory Board member, a stock option to acquire an aggregate of 10,000 shares of the common stock of the Company, exercisable for five (5) years at an exercise price of $0.50 per share, subject to vesting. The option vests in equal amounts over a period of one (1) year at the rate of two thousand five hundred (2,500) shares per fiscal quarter at the end of such quarter, commencing in the quarter in which the optionee enters into the grant agreement, and pro-rated for the number of days the optionee serves on the Board of Advisors during the fiscal quarter. Accordingly, as of May 31, 2023, 4,583 options have vested and additional amounts of 2,500 shares vesting on each of the following dates: August 31, 2023; November 30, 2023, with the final 417 shares vesting on February 29, 2024. For the six-month period ending May 31, 2023, and the twelve-month period ending November 30, 2022, no options have been exercised and based on the Black-Scholes option-pricing model described below, no expense has been recorded for the Company. The estimated amount of expense for vested options is $975 and the amount for unvested options is $2,925.

Black-Scholes option-pricing model. The Company recognizes the expense related to stock options it has provided individuals to acquire its common stock over the requisite service period (usually the vesting period of one year), utilizing the Black-Scholes option-pricing model. The volatility component of the calculation is based on the historic volatility of the Company’s stock, or the expected future volatility and it is assumed to be 77%. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant and is considered to be 6% and the stock price is considered to be $0.545 per share, the closing stock price as of May 31,2023.

Note 10 – Subsequent Events

The Company evaluates events that occur after the period’s end date through the date the financial statements are available to be issued. Accordingly, management has evaluated subsequent events through the date these financial statements are issued and has determined that no subsequent events require disclosure in these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Hestia Insight Inc. for the six months ended May 31, 2023, and 2022, should be read in conjunction with the Hestia Insight Inc. unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on February 25, 2022. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

The Company’s wholly owned operating subsidiary, Hestia Vending, operates within the healthy food, beverage and wellness products industry and the smart vending machine industry. On July 11, 2022, Hestia Vending entered into a Vending Purchase Agreement with HealthyYOU Vending LLC (“HealthyYou”) pursuant to which the Company purchased from HealthyYou ten (10) fully-automated vending machines and related equipment (the “Vending Machines”) for an aggregate purchase price of $98,745.00, in connection with the Company’s vending pilot program. The technologically advanced, unattended Vending Machines dispense healthy food and wellness products to paying customers at the point of sale, accepting cash, coin, credit or debit cards, and payments by smartphones, watches and other devices. The Company’s goal is to create a technology-driven health and wellness vending business division through its purchase and operation of the Vending Machines. In addition, on September 24, 2022, Hestia Vending entered into a strategic partnership with ChargerGoGo, Inc. (“ChargerGoGo”), a Las Vegas-based company which operates one of the largest portable phone charging networks in the US. Hestia Vending plans to introduce ChargerGoGo smart phone charging station and power bank kiosks in densely populated locations and venues for smart phone charging convenience. ChargerGoGo smart phone charging stations and power banks allow users to obtain a portable battery from any ChargerGOGO kiosk, charge their smart phones, and avoid missing an important event or meeting. ChargerGoGo portable batteries are then returned by users to any nearby ChargerGOGO kiosk.

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

Going Concern

We have a limited operating history, and our continued growth is dependent upon the continuation of providing medical consulting services to our clients, generating revenue, and obtaining additional financing to fund future obligations, and pay liabilities arising from normal business operations. We had accumulated deficits of $(543,239) at May 31, 2023. The report of our independent registered public accounting firm on our financial statements for the year ended November 30, 2022, contained an explanatory paragraph regarding our ability to continue as a going concern based upon cash used in operating activities and the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These factors, among others, raised substantial doubt about our ability to continue as a going concern. Our financial statements appearing elsewhere in this report do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate significant revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company. The financial statements contained herein do not include any adjustments that might result from the outcome of this uncertainty.

Our ability to continue as a going concern is dependent upon our ability to carry out our business plan, achieve profitable operations, obtain additional working capital funds from our significant shareholders, and or through debt and equity financing. However, there can be no assurance that any additional financing will be available to us on satisfactory terms and conditions, if any.

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

We provide medical related consulting services to our clients. We are paid fees for our services by our clients under written consulting agreements. Each contract calls for a fixed payment for a fixed period of time. We recognize revenue by providing medical related consulting services under written service contracts with our customers. Revenue related to our service offerings is recognized as the services are performed and amounts are earned, using the straight-line method over the term of the related services agreement. Prepayments, if any, received from customers prior to the services being performed are recorded as advance from customers. In these cases, when the services are performed, the amount recorded as advance from customers is recognized as revenue.

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

Deferred tax is calculated using tax rates that are expected to apply to the period when the asset is realized, or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity, in which case the deferred tax is changed to equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority, and we intend to settle its current tax assets and liabilities on a net basis.

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

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the period of services or the vesting period, whichever is applicable. Until the measurement date is reached, the total amount of compensation expense remains uncertain. We record compensation expenses based on the fair value of the award at the reporting date. The awards to consultants and other third parties are then revalued, or the total compensation is recalculated based on the then current fair value, at each subsequent reporting date.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Six months ended May 31, 2023, and May 31, 2022

Revenue

For the six months ended May 31, 2023, total revenues amounted to $30,500, which consisted of $30,500 of consulting revenue. For the six months ended May 31, 2022, revenue was $-0-, which consisted of $-0- of consulting revenue. The limited amount of revenue was due to our current emphasis on planning and preparation for our future revenue.

Cost of Revenue

Cost of revenue includes the cost of internal labor and related benefits, travel expenses related to consulting services, subcontractor costs, other related consulting costs, and other overhead costs. These costs are recorded as operating expenses. For the six months ended May 31, 2023, and May 31, 2022, there were no costs of revenue.

Operating Expenses

For the six months ended May 31, 2023, operating expenses were $226,935 representing an increase of $ over the operating expenses of $192,611 for the six months ended May 31, 2022. This increase in operating expenses was mainly driven by an increase in professional fees related to becoming and being a public company plus our current emphasis on planning and preparation for our future revenue.

For the six months ended May 31, 2023, and May 31, 2022, operating expenses consisted of the following:

	For the Six months ended May 31, 2023	For the Six months ended May 31, 2022
Selling expenses	$731	$7,013
Professional fees	135,332	166,186
Other general and administrative expenses	90,872	19,412
	$226,935	$192,611

●	Our selling expenses mainly include our marketing and sales staff’s salaries and related benefits, and travel and entertainment costs incurred by our sales department. Selling expenses totaled $731 for the six months ended May 31, 2023, and $7,013 for the six months ended May 31, 2022. Selling expense as a percentage of revenue for the six months ended May 31, 2023 is 2.4% and for the six months ended May 31, 2022 the percentage is not calculable.

●	Professional fees primarily consisted of accounting fees, legal service fees, consulting fees, investor relations service charges, OTC markets application and listing fees and other fees incurred for services related to becoming and being a public company. For the six months ended May 31, 2023, and May 31, 2022, professional fees amounted to $135,332 and $166,186, respectively, a decrease of $30,854 or 18.6%. The decrease was largely attributable to a decrease of $38,065 in other independent professional fees paid to a consultant and others and a decrease of $7,241 in expenses to our contractors in China. The decreases were offset by an increase of $2,782 in stock market fees incurred in being a public company and an increase of $5,000 in audit fees incurred. We expect professional fees to be significant as we incur significant costs associated with our public company reporting requirements, and costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission.

●	Other general and administrative expenses mainly consisted of wages and payroll taxes of our employees, automobile expenses, office supplies, rent, bank service charges, depreciation, and other miscellaneous items. Other general and administrative expenses totaled $90,872 for the six months ended May 31, 2023, as compared to $19,412 for the six months ended May 31, 2022, an increase of $71,460. The increase was primarily attributable to an increase in the wages and payroll taxes of our employees of $31,925; an increase of $3,069 in payroll taxes; an increase of $6,333 in payments to our officers; an increase of $10,809 in depreciation expense; and an increase of $9,214 in travel expenses.

Income (Loss) from Operations

As a result of the foregoing, for the six months ended May 31, 2023, loss from operations amounted to $(196,435), as compared to loss from operations of $(192,611) for the six months ended May 31, 2022.

Other Income (Expense)

Other income includes dividends and interest income from stock dividends and bank deposits and interest income from loans receivable that amounted to $1,650 and $147, for the six months ended May 31, 2023, and May 31, 2022, respectively.

Other income also includes interest income from a lease receivable that amounted to $-0-and $3,020 for the six months ended May 31, 2023, and May 31, 2022.

The Company had realized gains on equity investments of $32,607 for the six months ended May 31, 2023, and $133,834 for the six months ended May 31, 2022. The Company had unrealized gains/(losses) on equity investments of $(94,520) for the six months ended May 31, 2023, and $(1,623,482) for the six months ended May 31, 2022. For the six months ended May 31, 2023, and 2022 the Company sold computer equipment for a loss on the sale of capital assets of $(25,233) and $-0- respectively.

The Company had $0 interest expense for the six months ended May 31, 2023, and $0 interest expense for the six months ended May 31, 2022.

Income Taxes

We did not have any income taxes expense for the six months ended May 31, 2023, and May 31, 2022, since we did not have any taxable income in the periods which was not reduced by prior net operating loss carry forwards or reduced by the exclusion of any unrealized gains/(losses) on equity investments, which are excluded from our taxable income until they become realized gains/(losses) on equity investments.

Net Income (Loss)

The net loss for the six months ended May 31, 2023, was $(287,115) and the net loss for the six months ended May 31, 2022, was $(1,679,091).

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. On May 31, 2023, and November 30. 2022, we had cash balances of $151,278 and $252,956, respectively. These funds are kept in financial institutions located in United States. We had total liabilities of $14,615 on May 31, 2023, of which $3,136 is a liability for the future 5 monthly lease payments of $627.24 for the Right-of-Use lease of an automobile; $11,479 for accounts payable and accrued liabilities and $-0- representing the unearned income on our lease contract receivable. We had total liabilities of $34,106 on November 30. 2022, of which $6,900 is a liability for the future 11 monthly lease payments of $627.24 for the Right-of-Use lease of an automobile; $9,689 for accounts payable and accrued liabilities and $17,517 for unearned income on our lease contract receivable. As of May 31, 2023, and November 30. 2022, the Company had accumulated earnings/(deficits) of $(543,239) and $(256,123), respectively.

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

Cash flows from Operating Activities

Operating activities used $(182,186) in cash during the six months ended May 31, 2023, as compared with using $(167,906) for the six months ended May 31, 2022. The increase in cash used in operating activities during the six months ended May 31, 2023, is primarily due to the payment of employee wages and the general and administrative expenses described above.

Cash flows from Investing Activities

For the six months ended May 31, 2023 the Company’s cash flow in investing activities provided $80,508 in net proceeds comprised mainly of $76,033 in proceeds provided by the sale of investment equities; $27,000 from the sale of capital assets; and $(22,140) in proceeds used in the purchase of investment equities.

For the six months ended May 31, 2022 the Company’s cash flow in investing activities provided $65,579 in net proceeds comprised mainly of $133,834 in net proceeds provided by the sale of investment equities and $(68,255) in proceeds used in the purchase of equipment leased to others.

Cash flows from Financing Activities

For the six months ended May 31, 2023, the Company used $-0- in cash flows in financing activities. For the six months ended May 31, 2022, the Company’s financing activities provided $26,195, all of which was provided by the proceeds of the issuance of common stock.

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

Going Concern.

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. For the six months ended May 31, 2023, the Company incurred a net loss of $(287,116), of which $32,607 is in realized gains on equity investments and $(94,520) is from unrealized losses on equity investments. For the six months ended May 31, 2022, the Company realized a net loss of $(1,679,091) of which $133,834 is from realized gains and $(1,623,482) is from unrealized losses on equity investments. The Company had accumulated earnings/(deficits) of $(543,239) as of May 31, 2023, and accumulated earnings/(deficits) of $(256,123) as of November 30. 2022. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Since inception, our principal sources of operating funds have been proceeds from equity financing including the sale of our Common Stock to initial investors known to management and principal shareholders of the Company. We do not expect that our current cash on hand will fund our existing operations. We will need to raise additional capital in order to execute our business plan and growth goals for at least the next twelve-month period thereafter. If the Company is unable to raise sufficient additional funds, it will have to execute a slower than planned growth path, reduce overhead and scale back its business plan until sufficient additional capital is raised to support further operational expansion and growth. There can be no assurance that such a plan will be successful.

Inflation

The effect of inflation on our revenue and operating results was not significant.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of May 31, 2023.

Changes in Internal Controls over Financial Reporting

There were no changes (including corrective actions with regard to material weakness) in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may become involved in legal proceedings or be subject to claims arising in the ordinary course of its business. The Company is not presently a party to any legal proceedings that, if determined adversely to it, would individually or taken together have a material adverse effect on its business, operating results, financial condition, or cash flows. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

ITEM 1A. RISK FACTORS

Our business, financial condition, results of operations, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our most recent Annual Report on Form 10-K for the year ended November 30, 2022, the occurrence of any one of which could have a material adverse effect on our actual results. There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended November 30, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the period ended May 31, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended May 31, 2023.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

There is no other information required to be disclosed under this item that was not previously disclosed.

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

HESTIA INSIGHT INC.
(Registrant)

Date: July 14, 2023	By:	/s/ Edward Lee
Edward Lee
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: July 14, 2023	By:	/s/ Edward Lee
Edward Lee
Chief Financial Officer (Principal Financial and Accounting Officer)