Form 10-Q
period 2023-08-31
Hestia Insight Inc.
filed 2023-10-13
CIK 1813603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

(Title of class)

As of October 11, 2023, 27,939,260 shares of common stock, par value $0.001 per share, were issued and outstanding.

HESTIA INSIGHT INC.

FORM 10-Q

August 31, 2023

TABLE OF CONTENTS

		Page No.
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of August 31, 2023 (Unaudited) and November 30, 2022 (Unaudited)	1
	Condensed Consolidated Statements of Operations for the Three and Nine months ended August 31, 2023, and August 31, 2022 (Unaudited)	2
	Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Nine months ended August 31, 2023 (Unaudited) and August 31, 2022 (Unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the Nine months ended August 31, 2023, and August 31, 2022 (Unaudited)	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other Information	23
Item 6.	Exhibits	23

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

HESTIA INSIGHT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of August 31, 2023 (Unaudited) and November 30, 2022 (Unaudited)

	August 31, 2023	November 30, 2022
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$165,621	$252,956
Investments in equities	91,828	268,898
Note receivable; net of allowance for doubtful accounts of $5,185 and $0 as of August 31, 2023, and November 30. 2022, respectively.	-	5,185
Lease contract receivable – short term	-	30,000
Total current assets	257,449	557,039

FIXED ASSETS:
Vending machines; net of accumulated depreciation of $5,298 and $0 as of August 31, 2023, and November 30. 2022, respectively.	28,654	106,196
Right-of-Use auto lease	1,254	6,900
Total fixed assets	29,908	113,096

OTHER ASSETS:
Lease contract receivable – long term	-	42,500

TOTAL ASSETS	$287,357	$712,635

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$32,937	$9,689
Right-of-Use current liability	1,254	6,900
Unearned income on lease contract receivable	-	17,517
Total current liabilities	34,191	34,106

LONG TERM LIABILITIES:
	-	-

TOTAL LIABILITIES	34,191	34,106

STOCKHOLDERS’ EQUITY:
Common stock, par value $0.001 per share; 285,000,000 shares authorized; 27,939,260 and 27,939,260 shares issued and outstanding as of August 31, 2023, and November 30, 2022, respectively.	27,939	27,939
Cancelled Shares, 5,100,000 and 5,100,000 shares as of August 31, 2023, and November 30. 2022, respectively [Note 7 and Note 8].	5,100	5,100
Additional paid in capital	901,613	901,613
Accumulated earnings/(deficits)	(681,486)	(256,123)
Total stockholders’ equity	253,166	678,529

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$287,357	$712,635

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HESTIA INSIGHT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and nine months ended August 31, 2023 and August 31, 2022 (Unaudited)

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2023	2022	2023	2022
REVENUE:
Consulting revenue	$45,000	$-	$75,500	$-
Total revenue	45,000	-	75,500	-

OPERATING EXPENSE:
Selling, general and administrative expense	92,867	65,700	319,802	258,400
Total operating expense	92,867	65,700	319,802	258,400

OPERATING INCOME/(LOSS)	(47,867)	(65,700)	(244,302)	(258,400)

OTHER INCOME/(EXPENSE):
Interest income	-	73	-	220
Interest income on lease receivable	-	1,208	-	4,228
Dividend income	900	-	2,550	-
Gain/(loss) on sale of capital assets	(49,656)	-	(74,889)	-
Realized gain/(loss) on equity investments	27,625	49,084	60,233	182,919
Unrealized gain/(loss) on equity investments	(69,249)	267,729	(163,770)	(1,355,754)
Interest expense	-	-	-	-
Bad debt expense	-	-	(5,185)	-
Total other income/(expense)	(90,380)	318,094	(181,061)	(1,168,387)

INCOME/(LOSS) BEFORE TAXES	(138,247)	252,394	(425,363)	(1,426,787)

Tax expense	-	-	-	-
NET INCOME/(LOSS)	$(138,247)	$252,394	$(425,363)	$(1,426,787)

Basic net income/(loss) per common share	$(0.00)	$0.01	$(0.02)	$(0.05)
Diluted net income/(loss) per common share	$(0.00)	$0.01	$(0.02)	$(0.05)
Ave. common shares outstanding – Basic & Diluted	27,939,260	27,939,260	27,939,260	27,939,260

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HESTIA INSIGHT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the nine months ended August 31, 2023 (Unaudited) and August 31, 2022 (Unaudited)

	Common Stock par value $0.001		Cancelled Shares	Additional Paid In	Accumulated Earnings/	Total Stockholders’
	Shares	Amount	$	Capital	(Deficit)	Equity
Balance November 30, 2022	27,939,260	$27,939	$5,100	$901,613	$(256,123)	$678,529

Net Loss for period		-	-	-	(425,363)	(425,363)

Balance August 31, 2023	27,939,260	$27,939	$5,100	$901,613	$(681,486)	$253,166

Balance November 30, 2021	27,916,200	$27,916	$5,100	$826,691	$1,457,798	$2,317,505

Issuance of Hestia Insight Inc. common stock for services valued at $48,750	15,000	15		48,735	-	48,750

Issuance of Hestia Insight Inc. common stock for cash	8,060	8	-	26,187	-	26,195

Net Loss for period		-	-	-	(1,426,787)	(1,426,787)

Balance August 31, 2022	27,939,260	$27,939	$5,100	$901,613	$31,011	$965,663

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HESTIA INSIGHT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended August 31, 2023, and August 31, 2022 (Unaudited)

	For the Nine months Ended August 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss)	$(425,363)	$(1,426,787)
Adjustments to reconcile net income/(loss) to operating cash flows:
Issuance of common stock for services	-	48,750
Realized loss on sale of capital assets	74,889
Realized loss (gain) on investment equities	(60,233)	(182,919)
Unrealized loss (gain) on investment equities	163,770	1,355,754
Depreciation expense	12,021	2,350
Bad Debt Expense	5,185	-
Changes in operating asset and liability account balances:
Accounts receivable and lease interest receivable	-	17,293
Accounts payable and accrued interest payable	23,248	(16,005)
NET ADJUSTMENTS	218,880	1,225,223

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	$(206,483)	$(201,564)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds (used in) purchase of equipment leased to others	-	(68,255)
Proceeds (used in) purchase of vending machines	(385)	(98,745)
Proceeds from sale of capital assets	46,000	-
Proceeds (used in) purchase of investment equities	(30,125)	(125,740)
Proceeds provided by investment equities	103,658	267,891
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	$119,148	$(24,849)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds provided by issuance of common stock	-	26,195
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	$-	$26,195

NET INCREASE (DECREASE) IN CASH	(87,335)	(200,218)
CASH – BEGINNING OF PERIOD	252,956	524,741
CASH – END OF PERIOD	$165,621	$324,523

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HESTIA INSIGHT INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2023

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

Prepaid Expenses

The Company records amounts which have been paid in advance of receiving future economic benefits anticipated by the payment as prepaid expenses. Prepaid expenses are recorded as assets and expensed over the period that the benefits are received from the payment. The Company recorded as prepaid expenses of $0 and $0 for the nine months ended August 31, 2023, and the year ended November 30, 2022, respectively.

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

On November 2, 2020, the Company entered into an operating lease to lease an automobile for a net initial payment of $4,029 plus 36 monthly payments of $627.24. The Company has expensed $5,645 as a current operating expense for the nine months ended August 31, 2023, and $5,645 for the nine months ended August 31, 2022. For the period ended August 31, 2023, the Company has recorded the total remaining 2 payments on the lease as a Right of Use (ROU) asset of $1,254 which equals the next 5 monthly payments totaling $1,254 as a ROU current liability.

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

On December 2, 2021, the Company entered into a direct financing lease as a lessor of $68,255 in newly purchased computer equipment it leased out to others for 36 monthly payments of $2,500 totalling $90,000. The net asset of $68,255 was recorded as a $90,000 asset as a lease contract receivable, and a $21,745 liability as unearned income on lease receivable. The Company has recognized $0 as interest income on lease receivable for the nine months ended August 31, 2023, and $4,228 for the nine months ended August 31, 2022.

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

Reclassification of prior year presentation

Cash flows for August 31, 2022, have been reclassified for consistency with current year presentation. These reclassifications had no effect on the reported net decrease in cash as of August 31, 2022.

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

Description	How Acquired	Readily Determinable Fair Value	Cost	Current Change	Cumulative Impairments	Prior Cumulative Adjust.	August 31, 2023 Bal. Sheet Value
222 shares of unrestricted stock in Canibiola, Inc. (“CANB” on OTCMarkets.com)	Consulting Income	Yes	$0	$(97)	$0	$122	$25
6,489,026 shares of unrestricted common stock in BHPA, Inc (“BHPA” on OTCMarkets.com)	Consulting Income	Yes	$0	$(14,925)	$0	$64,890	$49,965
7,500 shares of Gabelli Equity Trust Inc. stock	Purchase	Yes	$43,557	$745	$0	$(3,352)	$40,950
2,500 shares of Etao Intl. Co. Ltd. Common stock	Purchase	Yes	$3,767	$(262)	$0	$(2,617)	$888
Totals			$47,324	$(14,539)	$0	$59,043	$91,828

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

The provision (benefit) for income taxes for nine months ended August 31, 2023, consists of the following:

August 31, 2023
Current:
Federal	$0
State	0
Total Current	$0
Deferred:
Federal	$0
State	0
Change in valuation	0
Total provision (benefit)	$0

The Company, and its subsidiaries have net deferred tax assets resulting from net operating loss (“NOL”) carryforwards. These NOL carryforwards are subject to limitations on their use and availability. Under the 2017 Tax Act, NOL carryforwards can offset only 80% of taxable income in any given tax year and are significantly or completely reduced whenever there is a substantial change in the ownership of the Corporation.

The income tax provision (benefit) differs from the amount computed by applying the U.S. federal statutory tax rate of 21% in 2023 and 2022 to net income (loss) before income taxes for the nine months ended August 31, 2023 and August 31, 2022 and adjusting for the following:

	August 31, 2023	August 31, 2022
Net income (loss) before taxes	$(425,363)	$(1,426,787)
US federal income tax rate	21%	21%

Computed expected tax provision (benefit)	(89,326)	(299,625)
Permanent differences	-	-
Timing differences	89,326	299,625
Limitations on NOL carryforwards due to change in stock ownership of the Corporation
Federal income tax provision	$-	$-

The Company and its subsidiary file income tax returns in the U.S. federal jurisdiction and, if necessary, in various state and local jurisdictions. All tax years from 2017 to 2022 are subject to examination.

Note 5 – Related Party Transactions

During the nine months ended August 31, 2023, the Company had no related party transactions.

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

On March 1, 2021, Hestia Investments returned to the Company for cancellation its remaining 500,000 shares of Series B Common Stock and, accordingly, the Company cancelled the remaining outstanding 500,000 shares of Series B Common Stock with a par value of $0.001.

On January 20, 2022, the Company issued 15,000 shares to an unrelated independent contractor valued at $48,750 for services valued at $48,750.

On February 15, 2022, pursuant to an offering under Regulation A, the Company issued 8,060 shares to unrelated new shareholders for $26,195 in cash.

Note 8 – Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, par value $.00001 per share (the “Preferred Stock”). As of August 31, 2023, and November 30, 2022, no shares of Preferred Stock were issued and outstanding.

On November 21, 2019, Hestia Investments returned to the Company for cancellation its 10,000,000 shares of Preferred Stock and, accordingly, the Company cancelled the remaining outstanding 10,000,000 shares of Preferred Stock.

Note 9 – Options to Acquire Common Stock

On January 1, 2022, the Company issued Eugene Cha, Director, a stock option to acquire an aggregate of 60,000 shares of the common stock of the Company, exercisable for five (5) years at an exercise price of $3.50 per share, subject to vesting. The option vests in equal amounts over a period of one (1) year at the rate of 15,000 shares per fiscal quarter at the end of such quarter, commencing in January 2022, and pro-rated for the number of days the optionee serves on the Board during the fiscal quarter. As of November 30, 2022, Mr. Cha’s option to acquire 60,000 shares of the Company’s stock has vested. For the nine-month period ending August 31, 2023 no options have been exercised and based on the Black-Scholes option-pricing model described below, no expense has been recorded for the Company. The estimated amount of expense for vested options is $1,200 and the amount for unvested options is $0.

On July 20, 2022, the Company issued Edward Boyle, Advisory Board member, a stock option to acquire an aggregate of 10,000 shares of the common stock of the Company, exercisable for five (5) years at an exercise price of $3.00 per share, subject to vesting. The option vests in equal amounts over a period of nine (9) months with the first 2,500 shares vesting on July 20, 2022 and additional amounts of 2,500 shares vesting on each of the following dates; October 20, 2022, January 20, 2023 and April 20, 2023. For the nine-month period ending August 31, 2023 no options have been exercised and based on the Black-Scholes option-pricing model described below, no expense has been recorded for the Company. The estimated amount of expense for vested options is $50 and the amount for unvested options is $150.

On December 15, 2022, the Company issued Dr. T.Z. (Ted) Chaung, Advisory Board member, a stock option to acquire an aggregate of 10,000 shares of the common stock of the Company, exercisable for five (5) years at an exercise price of $0.50 per share, subject to vesting. The option vests in equal amounts over a period of one (1) year at the rate of two thousand five hundred (2,500) shares per fiscal quarter at the end of such quarter, commencing in the quarter in which the optionee enters into the grant agreement, and pro-rated for the number of days the optionee serves on the Board of Advisors during the fiscal quarter. Accordingly, as of August 31, 2023, 7,083 options have vested and additional amounts of 2,500 shares vesting on November 30, 2023, with the final 417 shares vesting on February 29, 2024. For the nine-month period ending August 31, 2023 no options have been exercised and based on the Black-Scholes option-pricing model described below, no expense has been recorded for the Company. The estimated amount of expense for vested options is $975 and the amount for unvested options is $2,925.

Black-Scholes option-pricing model. The Company recognizes the expense related to stock options it has provided individuals to acquire its common stock over the requisite service period (usually the vesting period of one year), utilizing the Black-Scholes option-pricing model. The volatility component of the calculation is based on the historic volatility of the Company’s stock, or the expected future volatility and it is assumed to be 77%. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant and is considered to be 6% and the stock price is considered to be $0.400 per share, the closing stock price as of August 31,2023.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Hestia Insight Inc. for the nine months ended August 31, 2023, and 2022, should be read in conjunction with the Hestia Insight Inc. unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on February 24, 2023. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

The Company’s wholly owned operating subsidiary, Hestia Vending, operates within the healthy food, beverage and wellness products industry and the smart vending machine industry. On July 11, 2022, Hestia Vending entered into a Vending Purchase Agreement with HealthyYOU Vending LLC (“HealthyYou”) pursuant to which the Company purchased from HealthyYou ten (10) fully-automated vending machines and related equipment (the “Vending Machines”) for an aggregate purchase price of $98,745.00, in connection with the Company’s vending pilot program. On August 28, 2023 the Company sold eight (8) Vending Machines for $19,000. The technologically advanced, unattended Vending Machines dispense healthy food and wellness products to paying customers at the point of sale, accepting cash, coin, credit or debit cards, and payments by smartphones, watches and other devices. The Company’s goal is to create a technology-driven health and wellness vending business division through its purchase and operation of the Vending Machines. In addition, on September 24, 2022, Hestia Vending entered into a strategic partnership with ChargerGoGo, Inc. (“ChargerGoGo”), a Las Vegas-based company which operates one of the largest portable phone charging networks in the US. Hestia Vending plans to introduce ChargerGoGo smart phone charging station and power bank kiosks in densely populated locations and venues for smart phone charging convenience. ChargerGoGo smart phone charging stations and power banks allow users to obtain a portable battery from any ChargerGOGO kiosk, charge their smart phones, and avoid missing an important event or meeting. ChargerGoGo portable batteries are then returned by users to any nearby ChargerGOGO kiosk.

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

Going Concern

We have a limited operating history, and our continued growth is dependent upon the continuation of providing medical consulting services to our clients, generating revenue, and obtaining additional financing to fund future obligations, and pay liabilities arising from normal business operations. We had accumulated deficits of $(681,486) at August 31, 2023. The report of our independent registered public accounting firm on our financial statements for the year ended November 30, 2022, contained an explanatory paragraph regarding our ability to continue as a going concern based upon cash used in operating activities and the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These factors, among others, raised substantial doubt about our ability to continue as a going concern. Our financial statements appearing elsewhere in this report do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate significant revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company. The financial statements contained herein do not include any adjustments that might result from the outcome of this uncertainty.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Nine months ended August 31, 2023, and August 31, 2022

Revenue

For the nine months ended August 31, 2023, total revenues amounted to $75,500, all of which consisted of consulting revenue. For the nine months ended August 31, 2022, revenue was $-0-, which consisted of $-0- of consulting revenue. The limited amount of revenue was due to our current emphasis on planning and preparation for our future revenue.

Cost of Revenue

Cost of revenue includes the cost of internal labor and related benefits, travel expenses related to consulting services, subcontractor costs, other related consulting costs, and other overhead costs. These costs are recorded as operating expenses. For the nine months ended August 31, 2023, and August 31, 2022, there were no costs of revenue.

Operating Expenses

For the nine months ended August 31, 2023, operating expenses were $319,802 representing an increase of $61,402 over the operating expenses of $258,400 for the nine months ended August 31, 2022. This increase in operating expenses was mainly driven by an increase in professional fees related to becoming and being a public company plus our current emphasis on planning and preparation for our future revenue.

For the nine months ended August 31, 2023, and August 31, 2022, operating expenses consisted of the following:

	For the Nine months ended August 31, 2023	For the Nine months ended August 31, 2022
Selling expenses	$13,705	$8,680
Professional fees	190,036	208,231
Other general and administrative expenses	116,061	41,489
	$319,802	$258,400

●	Our selling expenses mainly include our marketing and sales staff’s salaries and related benefits, and travel and entertainment costs incurred by our sales department. Selling expenses totaled $13,705 for the nine months ended August 31, 2023, and $8,680 for the nine months ended August 31, 2022. Selling expense as a percentage of revenue for the nine months ended August 31, 2023 is 18.1% and for the nine months ended August 31, 2022 the percentage is not calculable.

●	Professional fees primarily consisted of accounting fees, legal service fees, consulting fees, investor relations service charges, OTC markets application and listing fees and other fees incurred for services related to becoming and being a public company. For the nine months ended August 31, 2023, and August 31, 2022, professional fees amounted to $190,036 and $208,231, respectively, a decrease of $18,195 or 8.7%. The decrease was largely attributable to a decrease of $10,741 in expenses to our contractors in China and a decrease of $40,750 in fees paid to our Officers and BOD members. The decreases were offset by an increase of $37,707 in legal, accounting, and medical industry consultants plus audit and stock market fees incurred in being a public company. We expect professional fees to be significant as we incur significant costs associated with our public company reporting requirements, and costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission.

●	Other general and administrative expenses mainly consisted of wages and payroll taxes of our employees, automobile expenses, office supplies, rent, bank service charges, depreciation, and other miscellaneous items. Other general and administrative expenses totaled $116,061 for the nine months ended August 31, 2023, as compared to $41,489 for the nine months ended August 31, 2022, an increase of $74,572. The increase was primarily attributable to an increase in the wages and payroll taxes of our employees of $55,584; an increase of $14,114 in office supplies; an increase of $9,671 in depreciation expense;

Income (Loss) from Operations

As a result of the foregoing, for the nine months ended August 31, 2023, loss from operations amounted to $(425,363), as compared to loss from operations of $(1,426,787) for the nine months ended August 31, 2022.

Other Income (Expense)

Other income includes dividends and interest income from stock dividends and bank deposits and interest income from lease receivable that amounted to $2,550 and $220, for the nine months ended August 31, 2023, and August 31, 2022, respectively.

Other income also includes interest income from a lease receivable that amounted to $-0-and $4,228 for the nine months ended August 31, 2023, and August 31, 2022.

The Company had realized gains on equity investments of $60,233 for the nine months ended August 31, 2023, and $182,919 for the nine months ended August 31, 2022. The Company had unrealized losses on equity investments of $(163,770) for the nine months ended August 31, 2023, and $(1,355,754) for the nine months ended August 31, 2022. For the nine months ended August 31, 2023, the Company sold computer equipment for a loss of $(25,233) and sold vending machines for a loss of $(49,656) for a total loss on the sale of capital assets of $(74,889). For the nine months ended August 31, 2023, the Company and $-0- sales of capital assets.

The Company had $0 interest expense for the nine months ended August 31, 2023, and $0 interest expense for the nine months ended August 31, 2022.

Income Taxes

We did not have any income taxes expense for the nine months ended August 31, 2023, and August 31, 2022, since we did not have any taxable income in the periods which was not reduced by prior net operating loss carry forwards or reduced by the exclusion of any unrealized gains/(losses) on equity investments, which are excluded from our taxable income until they become realized gains/(losses) on equity investments.

Net Income (Loss)

The net loss for the nine months ended August 31, 2023, was $(425,363) and the net loss for the nine months ended August 31, 2022, was $(1,426,787).

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. On August 31, 2023, and November 30. 2022, we had cash balances of $165,621 and $252,956, respectively. These funds are kept in financial institutions located in United States. We had total liabilities of $34,191 on August 31, 2023, of which $1,254 is a liability for the future 2 monthly lease payments of $627.24 for the Right-of-Use lease of an automobile; $32,937 for accounts payable and accrued liabilities and $-0- representing the unearned income on our lease contract receivable. We had total liabilities of $34,106 on November 30. 2022, of which $6,900 is a liability for the future 11 monthly lease payments of $627.24 for the Right-of-Use lease of an automobile; $9,689 for accounts payable and accrued liabilities and $17,517 for unearned income on our lease contract receivable. As of August 31, 2023, and November 30. 2022, the Company had accumulated earnings/(deficits) of $(681,486) and $(256,123), respectively.

We currently have no agreements and arrangements with any person to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Covid 19

A novel strain of coronavirus (“Covid-19”) emerged globally in December 2019 and was declared a pandemic and its effects are ongoing. The extent to which Covid-19 has or will impact our customers, business, results and financial condition will depend on current and future developments, which are highly uncertain and cannot be predicted at this time. While the Company’s day-to-day operations beginning March 2020 have been impacted, we have suffered less immediate impact as most staff and contractors can work remotely and can continue to develop our product offerings.

That said, we have seen our business opportunities develop more slowly as business partners and potential customers are dealing with the effects of Covid-19 issues, working remotely and these issues are causing delays in decision making and finalization of negotiations and agreements.

Cash flows from Operating Activities

Operating activities used $(206,483) in cash during the nine months ended August 31, 2023, as compared with using $(201,564) for the nine months ended August 31, 2022. The increase in cash used in operating activities during the nine months ended August 31, 2023, is primarily due to the payment of employee wages and the general and administrative expenses described above.

Cash flows from Investing Activities

For the nine months ended August 31, 2023, the cash flows in investing activities provided $119,148 in net proceeds comprised of $103,658 in proceeds provided by the sale of investment equities; $(30,125) in proceeds used in the purchase of investment equities; $46,000 in proceeds provided by the sale of capital assets; and $(385) in proceeds used in the purchase of vending machines.

For the nine months ended August 31, 2022, the Company’s cash flows in investing activities used $(24,849) in net proceeds comprised of $267,891 in net proceeds provided by the sale of investment equities; $(125,740) in proceeds used in the purchase of investment equities; $-0- in proceeds provided by the sale of capital assets; $(98,745) in proceeds used in the purchase of vending machines; and $(68,255) in proceeds used in the purchase of equipment leased to others.

Cash flows from Financing Activities

For the nine months ended August 31, 2023, the Company used $-0- in cash flows in financing activities. For the nine months ended August 31, 2022, the Company’s financing activities provided $26,195, all of which was provided by the proceeds of the issuance of common stock.

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

Going Concern.

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. For the nine months ended August 31, 2023, the Company incurred a net loss of $(425,363), of which $60,233 is in realized gains on equity investments and $(163,770) is from unrealized losses on equity investments. For the nine months ended August 31, 2022, the Company realized a net loss of $(1,426,787) of which $182,919 is from realized gains and $(1,355,754) is from unrealized losses on equity investments. The Company had accumulated earnings/(deficits) of $(681,486) as of August 31, 2023, and accumulated earnings/(deficits) of $(256,123) as of November 30. 2022. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of August 31, 2023.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the period ended August 31, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended August 31, 2023.

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

HESTIA INSIGHT INC.
(Registrant)

Date: October 13, 2023	By:	/s/ Edward Lee
Edward Lee
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: October 13, 2023	By:	/s/ Edward Lee
Edward Lee
Chief Financial Officer (Principal Financial and Accounting Officer)