Form 10-K
period 2023-11-30
Hestia Insight Inc.
filed 2024-03-14
CIK 1813603

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐   No ☒

As of November 30, 2023, the last business day of the Registrant’s most recently completed fiscal year, the market value of our common stock held by non-affiliates was $4,432,530.

As of March 14, 2024, there were 27,939,260 shares of common stock, par value $0.001 per share, outstanding.

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

The Company files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, registration statements and other items with the Securities and Exchange Commission (“SEC”). In this Annual Report on Form 10-K, the language “this fiscal year” or “current fiscal year” refers to the 12-month period ended November 30, 2023.

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

Operating as a public company is more expensive than operating as a private company, including additional funds required to obtain outside assistance from legal, accounting, investor relations, or other professionals that could be more costly than planned. We may also be required to hire additional staff and outside professionals to comply with additional SEC reporting requirements. We anticipate that these costs will be approximately $100,000 annually. Our failure to comply with reporting requirements and other provisions of securities laws could negatively affect our results of operations, cash flow and financial condition.

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

We have not paid dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our common stock.

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

We have not voluntarily implemented various corporate governance measures, in the absence of which, shareholders may have more limited protections against interested director transactions, conflict of interest and similar matters.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal offices are located at 400 S. 4th Street Suite 500, Las Vegas, NV 89101, which includes general office space. We pay $260 per month in rent. Our lease term is on a month-to-month basis. All of our employees, including our specialized technical staff, are currently working from home or in a virtual environment. The Company always maintains the ability for team members to work virtually and we will continue to stay virtual.

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

	2023 Price Range		2022 Price Range
	High	Low	High	Low
First Quarter	$0.81	$0.45	$4.00	$2.14
Second Quarter	$0.54	$0.12	$3.55	$2.99
Third Quarter	$0.63	$0.17	$3.10	$0.98
Fourth Quarter	$0.50	$0.40	$1.00	$0.30

The closing sales price of the Company’s common stock as reported on November 30, 2023, was $0.50 per share.

Holders of our Common Stock

As of November 30, 2023, there were approximately 43 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form. The stock transfer agent for our securities is Signature Stock Transfer, Inc., 14673 Midway Road, Suite 220, Addison, TX 75001.

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

There were no shares of common stock issued for the year ending November 30, 2023.

Issuer Purchases of Equity Securities

The Company has not repurchased its securities during the year ended November 30, 2023.

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

Going Concern

We have a limited operating history and our continued growth is dependent upon the continuation of providing medical consulting services to our clients, generating revenue, and obtaining additional financing to fund future obligations, and pay liabilities arising from normal business operations. We had accumulated deficits of $(756,528) at November 30, 2023. The report of our independent registered public accounting firm on our financial statements for the year ended November 30, 2023, contained an explanatory paragraph regarding our ability to continue as a going concern based upon cash used in operating activities and the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These factors, among others, raised substantial doubt about our ability to continue as a going concern. Our financial statements appearing elsewhere in this report do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate significant revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company. The financial statements contained herein do not include any adjustments that might result from the outcome of this uncertainty.

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

Deferred tax is calculated using tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity, in which case the deferred tax is changed to equity. Deferred tax assets and liabilities are offset when they are related to income taxes levied by the same taxation authority and we intend to settle its current tax assets and liabilities on a net basis.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Year Ended November 30, 2023, and the Year Ended November 30, 2022.

Revenue

During the year ended November 30, 2023, total revenues amounted to $113,413. For the year ended November 30, 2022, revenue was $15,000. The increase of $98,413 in revenue was due to an increase in consulting revenue.

Cost of Revenue

Cost of revenue includes the direct cost of internal labor and related benefits, travel expenses related to consulting services, direct subcontractor costs, other related direct consulting costs.

For the years ended November 30, 2023, and 2022, the cost of revenue was $0 and $0, respectively.

Operating Expenses

For the years ended November 30, 2023, and November 30, 2022, operating expenses consisted of the following:

	For the Year Ended November 30, 2023	For the Year Ended November 30, 2022
Selling expenses	$3,011	$11,929
Professional fees	244,312	269,900
Other general and administrative expenses	167,738	81,439
	$415,061	$363,268

●	Our selling expenses mainly include our marketing and sales staff’s salaries and related benefits, and travel and entertainment costs incurred by our sales department. Selling expenses totaled $3,011 for the year ended November 30, 2023, and $11,929 for the year ended November 30, 2022. This is a decrease of $8,918. Selling expense as a percentage of revenue for the year ended November 30, 2023, was 2.7%.

●	Professional fees primarily consisted of accounting fees, legal service fees, consulting fees, investor relations service charges and other fees incurred for service related to becoming and being a public company. For the years ended November 30, 2023, and November 30, 2022, professional fees amounted to $244,312 and $269,900, respectively, a decrease of $25,588 or 9.5%. There was a decrease of $12,750 in expenses paid to independent contractors in the United States and a decrease of approximately $23,741 in service fees paid to professionals in China. These decreases are offset by an increase of approximately $4,215 in accounting fees and services associated with public company reporting; an increase in legal services of $1,250 and an increase in audit fees of approximately $8,000. We expect professional fees to increase as we incur significant costs associated with our public company reporting requirements, and costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission.

●	Other general and administrative expenses mainly consisted of employee compensation, officer compensation, travel and entertainment, office supplies, rent, bank service charges and other miscellaneous items. Other general and administrative expenses totaled $167,738 for the year ended November 30, 2023, as compared to $81,439 for the period year ended November 30, 202, an increase of $86,299 or 106%. This increase was primarily attributable to an increase in payroll and payroll taxes of $60,549; an increase in travel and meals of $2,813; an increase in depreciation expense of $6,866; and an increase in officer’s compensation of $7,000.

Income (Loss) from Operations

As a result of the foregoing, for the year ended November 30, 2023, loss from operations amounted to $301,648 as compared to loss from operations of $348,268 for the year ended November 30, 2022, a decrease of $46,620.

Other Income

Other income includes interest income from bank deposits and loans receivable of $1 and dividend income from our investments in equities of $3,675; all of which amounted to $3,676 for the year ended November 30, 2023, as compared to $5,268 for the year ended November 30, 2022.

The Company had realized gains on equity investments of $60,233 for the year ended November 30, 2023, and $233,795 in realized gains for the year ended November 30, 2022.

The Company had unrealized losses on equity investments of $182,592 for the year ended November 30, 2023, and $1,594,716 in unrealized losses for the year ended November 30, 2022.

Other expense

The Company incurred interest expense of $0 for the year ended November 30, 2023, and $0 for the year ended November 30, 2022.

The Company had $5,185 in bad debt expense for the year ended November 30, 2023, and $0 for the year ended November 30, 2022.

Income Taxes

We did not have any income tax expense for the years ended November 30, 2023, and November 30, 2022.

Net Income (Loss)

Net income/(loss) for the years ended November 30, 2023, and 2022 were $(500,405) and $(1,713,921), respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. On November 30, 2023 and 2022, we had cash balances of $93,890 and $252,956, respectively. These funds are kept in financial institutions located in United States. We had total liabilities of $16,214 for the year ended November 30, 2023, of which $0 is a loan payable to a related party, and $34,106 for the year ended November 30, 2022, of which $0 is a loan payable to a related party. As of November 30, 2023, and 2022, the Company had accumulated earnings/(deficits) of $(756,528) and $(256,123), respectively.

We currently have no agreements and arrangements with any person to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Cash flows from Operating Activities

Operating activities used $278,214 in cash for the year ended November 30, 2023, as compared with using $280,331 for the year ended November 30, 2022. These uses of cash from operating activities are mainly the result from a net loss of $(500,405) for the year ended November 30, 2023, and a net loss of $(1,713,921) for the year ended November 30, 2022.

Cash flows for November 30, 2022, have been reclassified for consistency with current year presentation. These reclassifications had no effect on the reported net decrease in cash as of November 30, 2022.

Cash flows from Investing Activities

For the year ended November 30, 2023, the Company’s net cash flow provided by investing activities was $119,148, and for the year ended November 30, 2022, the Company’s net cash flow used by investing activities was $(17,649).

For the year ended November 30, 2023, the Company used $30,658 to purchase investment equities and $385 to purchase equipment. The Company also received $103,658 from the sale of investment equities and $46,000 from the sale of capital assets.

For the year ended November 30, 2022, the Company used $153,228 to purchase investment equities and $112,563 to purchase equipment. The Company also received $316,397 from the sale of investment equities and $0 from the sale of capital assets.

Cash flows from Financing Activities

For the year ended November 30, 2023, the Company used $-0- of net cash flow in financing activities, and for the year ended November 30, 2022, the Company was provided $26,195 of cash flow from financing activities by the issuance of common stock.

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

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $500,405 for the year ended November 30, 2023, and a net loss of $1,713,921 for the year ended November 30, 2022. The Company had accumulated deficits of $756,528 as of November 30, 2023, and accumulated deficits of $256,123 as of November 30, 2022. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previous independent registered public accounting firm

On July 24, 2023 (the “Resignation Date”), BF Borgers CPA PC (the “Former Auditor”) resigned as the independent registered public accounting firm of the Company.

During the years ended November 30, 2022 and 2021 and through the Resignation Date, the Company has not had any disagreements with the Former Auditor on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the Former Auditor’s satisfaction, would have caused the Former Auditor to make reference thereto in its reports on the Company’s financial statements for such years.

Except as set forth below, during the years ended November 30, 2022 and 2021 and through the Resignation Date, the reports of the Former Auditor on the Company’s financial statements did not contain any adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle, except that the reports contained a paragraph stating there was substantial doubt about the Company’s ability to continue as a going concern.

The Company has requested that our Former Auditor furnish us with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of this letter is attached hereto to this Form 8-K as Exhibit 16.1.

New independent registered public accounting firm

On July 24, 2023, (the “Engagement Date”), the Company engaged Victor Mokuolu, CPA PLLC (“New Auditor”) as its independent registered public accounting firm for the Company’s fiscal year ended November 30, 2023. The decision to engage the New Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

During the two most recent fiscal years and through the Engagement Date, the Company has not consulted with the New Auditor regarding either:

1.	application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that the New Auditor concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.	any matter that was either the subject of a disagreement (as defined in Regulation S-K, Item 304(a)(1)(iv) and the related instructions) or reportable event (as defined in Regulation S-K, Item 304(a)(1)(v)).

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of November 30, 2023.

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

With the participation of our Chief Executive Officer and Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2023 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of November 30, 2023 based on the COSO framework criteria. Management has identified control deficiencies as follows:

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended November 30, 2023 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended November 30, 2023 are fairly stated, in all material respects, in accordance with US GAAP.

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

Our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls

During the fiscal quarter ended November 30, 2023, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

As previously reported, on January 4, 2022, the size of the Board of Directors of the Company was increased from one to two and Eugene Cha was appointed as an independent director of the Company.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and positions of our current executive officers and directors.

Name	Age	Position
Edward C. Lee	71	Chief Executive Officer, President, Chief Financial Officer, Treasurer, Secretary, and Chairman of the Board
Eugene Cha	68	Director

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

Section 16(a) Compliance

Section 16(a) of the Securities Exchange Act of 1934, requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. During the year ended November 30, 2023, our officers, directors and 10% stockholders were not required to make filings pursuant to Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION

Executive Officers’ Compensation

The following table sets forth information concerning the annual and long-term compensation earned by or paid to our Chief Executive Officer and to other persons who served as executive officers during the fiscal year ended November 30, 2023, or who earned compensation exceeding $100,000 during fiscal year 2023 (the “named executive officers”), for services as executive officers for the last two fiscal years.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Stock Award ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Edward Lee, CEO	2023	$8,000	0	0	0	0	0	$8,000

Outstanding Equity Awards at Fiscal Year-End Table

The Company did not issue equity awards to executive officers during the year ended November 30, 2023.

Employment Agreements

None.

Director Compensation

The following table sets forth director compensation as of November 30, 2023:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Edward Lee	$-0-	-0-	-0-	-0-	-0-	-0-	$-0-
Eugene Cha	$-0-	-0-	-0-	-0-	-0-	-0-	$-0-

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

Grants of Plan Based Awards

On January 1, 2022, the Company issued its independent director, Eugene Cha, a stock option to acquire an aggregate of 60,000 shares of the common stock of the Company, exercisable for five (5) years at an exercise price of $3.50 per share, subject to vesting. The option vests in equal amounts over a period of one (1) year at the rate of 15,000 shares per fiscal quarter at the end of such quarter, commencing in January 2022, and pro-rated for the number of days the optionee serves on the Board during the fiscal quarter. As of November 30, 2023, Mr. Cha’s option to acquire 60,000 shares of the Company’s stock has vested. For the twelve-month period ending November 30, 2023, no options have been exercised and no expense has been recorded for the Company for the potential exercise of these options since the exercise price is above the average price of the Company’s stock and the total amount of the potential expense is not material.

We did not make any other plan-based equity or non-equity awards grants to named executives or directors during the years ended November 30, 2023, and 2022.

Option Exercises

There were no options exercised by our named officers or directors during the years ended November 30, 2023, and 2022.

Compensation of Directors

For the years ended November 30, 2023, and 2022 our directors received $-0- and $-0-, respectively.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of February 27, 2023, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. The address for each person is c/o Hestia Insight Inc., 400 S. 4th Street, Suite 500, Las Vegas, NV 89101.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock (1)
Edward Lee and affiliated persons and entities (2) (4)	19,074,200	68.27%
Eugene Cha (3) (4)	60,000	*
All Executive Officers and Directors as a group (2 people)	19,134,200	68.48%

*	Less than 1%
(1)	Based on 27,939,260 shares of common stock outstanding as of February 27, 2024. Under the rules of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days of February 27, 2024. Unless otherwise indicated by footnote, the named entities or individuals have sole voting and investment power with respect to the shares of common stock beneficially owned.
(2)	Includes (i) 8,278,200 shares of common stock held individually, (ii) 9,566,000 shares of common stock held by ECL Capital Partners Corp., and (iii) 1,230,000 shares of common stock held by Mr. Lee’s wife, Sherry Lee. Mr. Lee is the CEO and has sole voting control over the shares of common stock of the Company held by ECL Capital Partners Corp.
(3)	Includes options to acquire 60,000 shares of common stock exercisable at $3.50 per share.
(4)	Current officer and/or director of the Company.

No Director, executive officer, affiliate or any owner of record or beneficial owner of more than 5% of any class of voting securities of the Company is a party adverse to the Company or has a material interest adverse to the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the fiscal year ended November 30, 2023, we had securities authorized for issuance and outstanding awards under our 2021 Stock Incentive Plan:

	Number of securities to be issued upon exercise of outstanding options and warrants		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	80,000	(1)	$3.42	4,920,000
Equity compensation plans not approved by security holders	N/A		N/A
Total	80,000		$3.42	4,920,000

(1)	During the year ended November 30, 2023, we had awards outstanding under the 2021 Stock Incentive Plan. As of the end of fiscal year 2023, we had 80,000 shares of our common stock issuable upon the exercise of outstanding options granted pursuant to the 2021 Stock Incentive Plan. The securities available under the 2021 Stock Incentive Plan for issuance and issuable pursuant to exercises of outstanding options may be adjusted in the event of a change in outstanding stock by reason of stock dividend, stock splits, reverse stock splits, etc.

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

Transactions with Related Persons

During the year ended November 30, 2023, there were no transactions with related parties.

Procedures for Approval of Related Party Transactions

Our Board of Directors is charged with reviewing and approving all potential related party transactions. All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

Director Independence

The Board of Directors has determined, after considering all the relevant facts and circumstances, that during the fiscal year ended November 30, 2023, Mr. Eugene Cha was an independent director, as “independence” is defined in the federal securities laws and the Nasdaq Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Victor Mokuolu, CPA PLLC served as our independent auditors for the year ended November 30, 2023. BF Borgers CPA PC served as our independent auditors for the year ended November 30, 2022. The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended November 30, 2023, and 2022.

	November 30, 2023	November 30, 2022
Audit Fees	$63,000	$55,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Totals	$63,000	$55,000

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

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2023 or 2022.

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

Hestia Insight Inc.

Dated: March 14, 2024	By:	/s/ Edward Lee
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

Signature	Title	Date

/s/ Edward Lee	Chief Executive Officer, Chief Financial Officer and Director	March 14, 2024
Edward Lee	(Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Hestia Insight, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Hestia Insight, Inc. (the Company) as of November 30, 2023, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended November 30, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2023, and the results of its operations and its cash flows for the year ended November 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s ability to continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had accumulated deficits of $756,528 as of November 30, 2023, and has suffered recurring losses from operations. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Other Matters

The audit of the accompanying consolidated balance sheet of Hestia Insight, Inc. as of November 30, 2022, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended November 30, 2022, and the related notes (collectively referred to as the financial statements) was performed by another Independent Registered Public Accounting Firm, BF Borgers CPA PC.

We have served as the Company’s auditor since 2023.

Houston, Texas

March 14, 2024

PCAOB ID: 6771

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Hestia Insight, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Hestia Insight, Inc. as of November 30, 2022, the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We served as the Company's auditor from 2019 to 2023

Lakewood, CO

February 24, 2023

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

HESTIA INSIGHT INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2023

CONSOLIDATED BALANCE SHEETS

	November 30, 2023	November 30, 2022
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$93,890	$252,956
Investments in equities	73,006	268,898
Note receivable; net of allowance for doubtful accounts of $5,185 and $0 as of November 30, 2023, and November 30, 2022, respectively.	-	5,185
Lease contract receivable – short term	-	30,000
Total current assets	166,896	557,039

FIXED ASSETS:
Vending machines; net of accumulated depreciation of $6,510 and $6,367 as of November 30, 2023, and November 30, 2022, respectively.	27,442	106,196
Right-of-Use auto lease	-	6,900
Total fixed assets	27,442	113,096

OTHER ASSETS:
Lease contract receivable – long term	-	42,500

TOTAL ASSETS	$194,338	$712,635

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$16,214	$9,689
Right-of-Use current liability	-	6,900
Unearned income on lease contract receivable	-	17,517
Total current liabilities	16,214	34,106

LONG TERM LIABILITIES:	-	-

TOTAL LIABILITIES	16,214	34,106

STOCKHOLDERS’ EQUITY:
Common stock, par value $0.001 per share; 285,000,000 shares authorized; 27,939,260 and 27,939,260 shares issued and outstanding as of November 30, 2023, and November 30, 2022, respectively.	27,939	27,939
Series B common stock, par value $0.001 per share; 5,000,000 shares authorized; --0- and -0- issued and outstanding as of November 30, 2023, and November 30, 2022, respectively.	-	-
Cancelled Stock, 5,100,000 and 5,100,000 shares as of November 30, 2023, and November 30, 2022, respectively.	5,100	5,100
Additional paid in capital	901,613	901,613
Accumulated earnings/(deficits)	(756,528)	(256,123)
Total stockholders’ equity	178,124	678,529

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$194,338	$712,635

The accompanying notes are an integral part of these audited consolidated financial statements.

HESTIA INSIGHT INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended November 30,
	2023	2022
REVENUE:
Consulting revenue	$113,413	$15,000
Total revenue	113,413	15,000

COST OF REVENUE:
Cost of revenue	-	-
Total cost of revenue	-	-

GROSS PROFIT	113,413	15,000

OPERATING EXPENSE:
Selling, general and administrative expense	415,061	363,268
Total operating expense	415,061	363,268

OPERATING INCOME/(LOSS)	(301,648)	(348,268)

OTHER INCOME/(EXPENSE):
Interest & dividend income	3,676	5,268
Gain (loss) on sale of capital assets	(74,889)	-
Realized gain/(loss) on equity investments	60,233	223,795
Unrealized gain/(loss) on equity investments	(182,592)	(1,594,716)
Bad debt expense	(5,185)	-
Total other income/(expense)	(198,757)	(1,365,653)

INCOME /(LOSS) BEFORE TAXES	(500,405)	(1,713,921)

Tax expense	-	-

NET INCOME/(LOSS)	$(500,405)	$(1,713,921)

Basic net income/(loss) per common share	$(0.02)	$(0.06)
Diluted net income/(loss) per common share	$(0.02)	$(0.06)
Average common shares outstanding – Basic and Diluted	27,939,260	27,935,464

The accompanying notes are an integral part of these audited consolidated financial statements.

HESTIA INSIGHT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock par value $0.001		Cancelled Stock	Additional Paid In	Accumulated Earnings/	Total Stockholders’
	Shares	Amount	$	Capital	(Deficit)	Equity
Balance November 30, 2021	27,916,200	$27,916	$5,100	$826,691	$1,457,798	$2,317,505
Issuance of Hestia Insight Inc. common stock for services valued at $48,750	15,000	15		48,735		48,750
Issuance of Hestia Insight Inc. common stock for cash	8,060	8		26,187		26,195
Net Loss for 12-month period	-	-	-	-	(1,713,921)	(1,713,921)
Balance November 30, 2022	27,939,260	$27,939	$5,100	$901,613	$(256,123)	$678,529
Net Loss for 12-month period	-	-	-	-	(500,405)	(500,405)
Balance November 30, 2023	27,939,260	$27,939	$5,100	$901,613	$(756,528)	$178,124

The accompanying notes are an integral part of these audited consolidated financial statements.

HESTIA INSIGHT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended November 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss)	$(500,405)	$(1,713,921)
Adjustments to reconcile net income/(loss) to operating cash flows:
Depreciation expense	13,233	6,367
Bad debt expense	5,185
Issuance of common stock for services	-	48,750
Realized loss (gain) on sale of capital assets	74,889
Realized loss (gain) on investment equities	(60,233)	(223,795)
Unrealized loss (gain) on investment equities	182,592	1,594,716
Changes in operating asset and liability account balances:
Accounts receivable and accrued interest receivable	-	17,225
Accounts payable and accrued interest payable	6,525	(9,673)
NET ADJUSTMENTS	222,191	1,433,590

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	$(278,214)	$(280,331)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds provided by (used in) purchase of equipment leased to others	-	(68,255)
Proceeds provided by (used in) purchase of vending machines	(385)	(112,563)
Proceeds from sale of capital assets	46,000
Proceeds (used in) investment equities	(30,125)	(153,228)
Proceeds provided by investment equities	103,658	316,397
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	$119,148	$(17,649)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	26,195
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	$-	$26,195

NET INCREASE (DECREASE) IN CASH	(159,066)	(271,785)
CASH – BEGINNING OF PERIOD	252,956	524,741
CASH – END OF PERIOD	$93,890	$252,956

The accompanying notes are an integral part of these audited consolidated financial statements.

HESTIA INSIGHT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2023

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

We have a limited operating history and our continued growth is dependent upon the continuation of providing medical consulting services to our clients, generating revenue, and obtaining additional financing to fund future obligations, and pay liabilities arising from normal business operations. We had accumulated deficits of $(756,528) at November 30, 2023. The report of our independent registered public accounting firm on our financial statements for the year ended November 30, 2023, contained an explanatory paragraph regarding our ability to continue as a going concern based upon cash used in operating activities and the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These factors, among others, raised substantial doubt about our ability to continue as a going concern. Our financial statements appearing elsewhere in this report do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate significant revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company. The financial statements contained herein do not include any adjustments that might result from the outcome of this uncertainty.

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

On November 2, 2020, the Company entered into an operating lease to lease an automobile for a net initial payment of $4,029 plus 36 monthly payments of $62,724. The Company has expensed $6,900 as a current operating expense for the year ended November 30, 2023, and $6,767 for the year ended November 30, 2022. For the year ended November 30, 2023. The operating lease terminated on October 31, 2023 and accordingly as of November 30, 2023 the Company has no right-of-use assets or liabilities.

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

On December 2, 2021, the Company entered into a direct financing lease as a lessor of $68,255 in newly purchased computer equipment it leased out to others for 36 monthly payments of $2,500 totaling $90,000. The net asset of $68,255 was recorded as a $90,000 asset as a lease contract receivable, and a $21,745 liability as unearned income on lease receivable. The Company has recognized $0 as interest income on lease receivable for the year ended November 30, 2023, and $4,228 for the year ended November 30, 2022.

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

Reclassification of prior year presentation

Cash flows for November 30, 2022, have been reclassified for consistency with current year presentation. These reclassifications had no effect on the reported net decrease in cash as of November 30, 2022.

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

Description	How Acquired	Readily Determinable Fair Value	Cost	Current Changes	Cumulative Impairments	Cumulative Adjust.	November 30, 2023 Bal. Sheet Value
222 shares of unrestricted stock in Canibiola, Inc. (“CANB” on OTCMarkets.com)	Consulting Income	Yes	$0	$(9)	$0	$25	$16
6,489,026 shares of unrestricted common stock in BHPA, Inc (“BHPA” on OTCMarkets.com)	Consulting Income	Yes	$0	$(16,222)	$0	$49,965	$33,743
7,500 shares of Gabelli Equity Trust Inc. stock	Purchase	Yes	$43,557	$(2,700)	$0	$(2,607)	$38,250
2,500 shares of Etao Intl. Co. Ltd. Common stock	Purchase	Yes	$3,767	$110	$0	$(2,880)	$997
Totals			$47,324	$(18,821)	$0	$44,503	$73,006

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

The provision (benefit) for income taxes for year ended November 30, 2023 and the year ended November 30, 2022 consist of the following:

	Nov. 30, 2023	Nov. 30, 2022
Current:
Federal	$0	$0
State	0	0
Total Current	$0	$0
Deferred:
Federal	$0	$0
State	0	0
Change in valuation	0	0
Total provision (benefit)	$0	$0

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

The income tax provision (benefit) differs from the amount computed by applying the U.S. federal statutory tax rate of 21% in 2023 and 2022 to net income (loss) before income taxes for the year ended November 30, 2023 and November 30, 2022 and adjusting for the following:

	Nov. 30, 2023	Nov. 30, 2022
Net income (loss) before taxes	$(500,405)	$(1,713,921)
US federal income tax rate	21%	21%

Computed expected tax provision (benefit)	(105,085)	(359,923)
Permanent differences	-	-
Timing differences	105,085	359,923
Limitations on NOL carryforwards due to change in stock ownership of the Corporation
Federal income tax provision	$-	$-

The Company and its subsidiary file income tax returns in the U.S. federal jurisdiction and, if necessary, in various state and local jurisdictions. All tax years from 2019 to 2023 are subject to examination.

Note 5 – Related party transactions

During the years ended November 30, 2023 and 2022, the Company had no related party transactions.

Note 6 – Note Receivable

As of November 30, 2023, the total outstanding balance of $0 in principal and 6% simple interest in an unsecured line of credit due from Patient Access Solutions, Inc. was written off and the line of credit was cancelled due to lack of payment.

Note 7 – Common Stock

On January 20, 2022, the Company issued 15,000 shares to an unrelated independent contractor valued at $48,750 for services valued at $48,750.

On February 15, 2022, pursuant to an offering under Regulation A, the Company issued 8,060 shares to unrelated new shareholders for $26,195 in cash.

There were no shares of common stock issued for the year ending November 30, 2023.

Note 8 – Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, par value $.00001 per share (the “Preferred Stock”). As of November 30, 2023, no shares of Preferred Stock were issued and outstanding.

Note 9 – Options to Acquire Common Stock

On January 1, 2022, the Company issued Eugene Cha, Director, a stock option to acquire an aggregate of 60,000 shares of the common stock of the Company, exercisable for five (5) years at an exercise price of $3.50 per share, subject to vesting. The option vests in equal amounts over a period of one (1) year at the rate of 15,000 shares per fiscal quarter at the end of such quarter, commencing in January 2022, and pro-rated for the number of days the optionee serves on the Board during the fiscal quarter. As of November 30, 2022, Mr. Cha’s option to acquire 60,000 shares of the Company’s stock has vested. For the year ending November 30, 2023 no options have been exercised and based on the Black-Scholes option-pricing model described below, no expense has been recorded for the Company. The estimated amount of expense for vested options is $1,200 and the amount for unvested options is $0.

On July 20, 2022, the Company issued Edward Boyle, Advisory Board member, a stock option to acquire an aggregate of 10,000 shares of the common stock of the Company, exercisable for five (5) years at an exercise price of $3.00 per share, subject to vesting. The option vests in equal amounts over a period of nine (9) months with the first 2,500 shares vesting on July 20, 2022 and additional amounts of 2,500 shares vesting on each of the following dates; October 20, 2022, January 20, 2023 and April 20, 2023. For the year ending November 30, 2023, no options have been exercised and based on the Black-Scholes option-pricing model described below, no expense has been recorded for the Company. The estimated amount of expense for vested options is $50 and the amount for unvested options is $150.

On December 15, 2022, the Company issued Dr. T.Z. (Ted) Chaung, Advisory Board member, a stock option to acquire an aggregate of 10,000 shares of the common stock of the Company, exercisable for five (5) years at an exercise price of $0.50 per share, subject to vesting. The option vests in equal amounts over a period of one (1) year at the rate of two thousand five hundred (2,500) shares per fiscal quarter at the end of such quarter, commencing in the quarter in which the optionee enters into the grant agreement, and pro-rated for the number of days the optionee serves on the Board of Advisors during the fiscal quarter. Accordingly, as of November 30, 2023, 9,583 options have vested with the final 417 shares vesting on February 29, 2024. For the year ending November 30, 2023 no options have been exercised and based on the Black-Scholes option-pricing model described below, no expense has been recorded for the Company. The estimated amount of expense for vested options is $975 and the amount for unvested options is $2,925.

Black-Scholes option-pricing model. The Company recognizes the expense related to stock options it has provided individuals to acquire its common stock over the requisite service period (usually the vesting period of one year), utilizing the Black-Scholes option-pricing model. The volatility component of the calculation is based on the historic volatility of the Company’s stock, or the expected future volatility and it is assumed to be 77%. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant and is considered to be 6% and the stock price is considered to be $0.500 per share, the closing stock price as of November 30, 2023.

Note 10 – Subsequent Events

The Company evaluates events that occur after the period end date through the date the financial statements are available to be issued. Accordingly, management has evaluated subsequent events through the date these financial statements are issued and has determined that no subsequent events require disclosure in these financial statements.