Form 10-Q
period 2024-02-29
Hestia Insight Inc.
filed 2024-04-22
CIK 1813603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2024

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

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

(Title of class)

As of April 18, 2024, 27,939,260 shares of common stock, par value $0.001 per share, were issued and outstanding.

HESTIA INSIGHT INC.

FORM 10-Q

February 29, 2024

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

HESTIA INSIGHT INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of February 29, 2024 (Unaudited) and November 30, 2023 (Unaudited)

	February 29, 2024	November 30, 2023
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$97,856	$93,890
Investments in equities	82,407	73,006
Accounts Receivable; net of allowance for doubtful accounts of $0 and $0 as of February 29, 2024, and November 30, 2023, respectively.	8,000	-
Total current assets	188,263	166,896

FIXED ASSETS:
Vending machines; net of accumulated depreciation of $7,722 and $6,510 as of February 29, 2024, and November 30. 2023, respectively.	26,230	27,442
Total fixed assets	26,230	27,442

OTHER ASSETS:
	-	-

TOTAL ASSETS	$214,493	$194,338

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$10,693	$16,214
Related Party – Note Payable	50,375	-
Total current liabilities	61,068	16,214

LONG TERM LIABILITIES:
	-	-

TOTAL LIABILITIES	61,068	16,214

STOCKHOLDERS’ EQUITY:
Common stock, par value $0.001 per share; 285,000,000 shares authorized; 27,939,260 and 27,939,260 shares issued and outstanding as of February 29, 2024, and November 30, 2023, respectively.	27,939	27,939
Cancelled Shares, 5,100,000 and 5,100,000 shares as of February 29, 2024, and November 30. 2023, respectively [Note 7 and Note 8].	5,100	5,100
Additional paid in capital	901,613	901,613
Accumulated earnings/(deficits)	(781,227)	(756,528)
Total stockholders’ equity	153,425	178,124

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$214,493	$194,338

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HESTIA INSIGHT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended February 29, 2024, and February 28, 2023 (Unaudited)

	For the Three Months Ended
	February 29, 2024	February 28, 2023
REVENUE:
Consulting revenue	$38,000	$500
Total revenue	38,000	500

COST OF REVENUE:
Cost of revenue	-	-
Total cost of revenue	-	-

GROSS PROFIT	38,000	500

OPERATING EXPENSE:
Selling, general and administrative expense	72,851	127,331
Total operating expense	72,851	127,331

OPERATING INCOME/(LOSS)	(34,851)	(126,831)

OTHER INCOME/(EXPENSE):
Interest & dividend income	1,125	900
Realized gain/(loss) on equity investments		27,610
Unrealized gain/(loss) on equity investments	9,402	(50,407)
Interest expense	(375)	-
Bad debt expense		(5,185)
Total other income/(expense)	10,152	(27,082)

INCOME/(LOSS) BEFORE TAXES	(24,699)	(153,913)

Tax expense	-	-

NET INCOME/(LOSS)	$(24,699)	$(153,913)

Basic net income/(loss) per common share	$(0.001)	$(0.005)
Diluted net income/(loss) per common share	$(0.001)	$(0.005)
Ave. common shares outstanding – Basic and Diluted	27,939,260	27,939,260

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HESTIA INSIGHT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended February 29, 2024 (Unaudited) and February 28, 2023 (Unaudited)

	Common Stock par value $0.001		Cancelled Shares	Additional Paid In	Accumulated Earnings/	Total Stockholders’
	Shares	Amount	$	Capital	(Deficit)	Equity
Balance November 30, 2023	27,939,260	$27,939	$5,100	$901,613	$(756,528)	$178,124

Net Loss for period		-	-	-	(24,699)	(24,699)

Balance February 29, 2024	27,939,260	$27,939	$5,100	$901,613	$(781,227)	$153,425

Balance November 30, 2022	27,939,260	$27,939	$5,100	$901,613	$(256,123)	$678,529

Net Loss for period		-	-	-	(153,913)	(153,913)

Balance February 28, 2023	27,939,260	$27,939	$5,100	$901,613	$(410,036)	$524,616

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HESTIA INSIGHT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended February 29, 2024, and February 28, 2023 (Unaudited)

	For the Three months Ended
	February 29, 2024	February 28, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss)	$(24,699)	$(153,912)
Adjustments to reconcile net income/(loss) to operating cash flows:
Realized loss (gain) on investment equities	-	(27,610)
Unrealized loss (gain) on investment equities	(9,402)	50,407
Depreciation expense	1,212	6,777
Bad Debt Expense		5,185
Changes in operating asset and liability account balances:
Accounts receivable and lease interest receivable	(8,000)	-
Accounts payable and accrued interest payable	(5,145)	12,277
NET ADJUSTMENTS	(21,335)	47,036

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	$(46,034)	$(106,876)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds (used in) purchase of vending machines	-	(385)
Proceeds (used in) purchase of investment equities	-	(9,170)
Proceeds provided by investment equities	-	52,227
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	$-	$42,672

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds provided by related party loan	50,000	-
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	$50,000	$-

NET INCREASE (DECREASE) IN CASH	3,966	(64,204)
CASH – BEGINNING OF PERIOD	93,890	252,956
CASH – END OF PERIOD	$97,856	$188,752

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HESTIA INSIGHT INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2024

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

Prepaid Expenses

The Company records amounts which have been paid in advance of receiving future economic benefits anticipated by the payment as prepaid expenses. Prepaid expenses are recorded as assets and expensed over the period that the benefits are received from the payment. The Company recorded as prepaid expenses of $0 and $0 for the three months ended February 29, 2024, and the year ended November 30, 2023, respectively.

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

Adoption of Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that management of the Company believes may impact its financial statements, including ASC 842 described above under Lease Contracts Receivable. Management does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

Reclassification of prior year presentation

Cash flows for February 28, 2023, have been reclassified for consistency with current year presentation. These reclassifications had no effect on the reported net decrease in cash as of February 28, 2023.

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

Description	How Acquired	Readily Determinable Fair Value	Cost	Current Change	Cumulative Impairments	Prior Cumulative Adjust.	February 29, 2023 Bal. Sheet Value
222 shares of unrestricted stock in Canibiola, Inc. (“CANB” on OTCMarkets.com)	Consulting Income	Yes	$0	$(4)	$0	$15	$11
6,489,026 shares of unrestricted common stock in BHPA, Inc (“BHPA” on OTCMarkets.com)	Consulting Income	Yes	$0	$7,138	$0	$33,743	$40,881
7,500 shares of Gabelli Equity Trust Inc. stock	Purchase	Yes	$43,557	$2,850	$0	$(5,307)	$41,100
2,500 shares of Etao Intl. Co. Ltd. Common stock	Purchase	Yes	$3,767	$(582)	$0	$(2,770)	$415
Totals			$47,324	$9,402	$0	$25,681	$82,407

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

The provision (benefit) for income taxes for three months ended February 29, 2024, consists of the following:

February 29, 2024
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

The income tax provision (benefit) differs from the amount computed by applying the U.S. federal statutory tax rate of 21% in 2024 and 2023 to net income (loss) before income taxes for the three months ended February 29, 2024, and February 28, 2023, and adjusting for the following:

	February 29, 2024	February 28, 2023
Net income (loss) before taxes	$(24,699)	$(153,913)
US federal income tax rate	21%	21%

Computed expected tax provision (benefit)	(5,187)	(32,322)
Permanent differences	-	-
Timing differences	5,187	32,322
Limitations on NOL carryforwards due to change in stock ownership of the Corporation	-	-
Federal income tax provision	$-	$-

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and, if necessary, in various state and local jurisdictions. All tax years from 2017 to 2023 are subject to examination.

Note 5 – Related Party Transactions

On January 15, 2024, the Company entered into a $50,000 note payable to ECL Capital Partners Corp, a related party. The loan is to be repaid in full on January 15, 2025, with interest payable on the unpaid principal at the rate of 6.00 percent per annum.

During the three months ended February 29, 2024, and the year ended November 30, 2023, the Company had no other related party transactions.

Note 6 – Notes and Lines of Credit Receivable

During the three months ended February 29, 2024, and the year ended November 30, 2023, the Company had no notes or lines of credit receivable.

Note 7 – Common Stock

During the three months ended February 29, 2024, and the year ended November 30, 2023, the Company issued no common stock.

Note 8 – Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, par value $.00001 per share (the “Preferred Stock”). As of February 29, 2024, and November 30, 2023, no shares of Preferred Stock were issued and outstanding.

On November 21, 2019, Hestia Investments returned to the Company for cancellation its 10,000,000 shares of Preferred Stock and, accordingly, the Company cancelled the remaining outstanding 10,000,000 shares of Preferred Stock.

Note 9 – Options to Acquire Common Stock

On January 1, 2022, the Company issued Eugene Cha, Director, a stock option to acquire an aggregate of 60,000 shares of the common stock of the Company, exercisable for five (5) years at an exercise price of $3.50 per share, subject to vesting. The option vests in equal amounts over a period of one (1) year at the rate of 15,000 shares per fiscal quarter at the end of such quarter, commencing in January 2022, and pro-rated for the number of days the optionee serves on the Board during the fiscal quarter. As of November 30, 2022, Mr. Cha’s option to acquire 60,000 shares of the Company’s stock has vested. As of February 29, 2024, no options have been exercised and based on the Black-Scholes option-pricing model described below, no expense has been recorded for the Company.

On July 20, 2022, the Company issued Edward Boyle, Advisory Board member, a stock option to acquire an aggregate of 10,000 shares of the common stock of the Company, exercisable for five (5) years at an exercise price of $3.00 per share, subject to vesting. The option vests in equal amounts over a period of nine (9) months with the first 2,500 shares vesting on July 20, 2022, and additional amounts of 2,500 shares vesting on each of the following dates: October 20, 2022, January 20, 2023, and April 20, 2023. As of February 29, 2024, all of the options have vested, and no options have been exercised. Based on the Black-Scholes option-pricing model described below, no expense has been recorded for the Company.

On December 15, 2022, the Company issued Dr. T.Z. (Ted) Chaung, Advisory Board member, a stock option to acquire an aggregate of 10,000 shares of the common stock of the Company, exercisable for five (5) years at an exercise price of $0.50 per share, subject to vesting. The option vests in equal amounts over a period of one (1) year at the rate of two thousand five hundred (2,500) shares per fiscal quarter at the end of such quarter, commencing in the quarter in which the optionee enters into the grant agreement, and pro-rated for the number of days the optionee serves on the Board of Advisors during the fiscal quarter. As of February 29, 2024, 10,000 options have vested and no options have been exercised. Based on the Black-Scholes option-pricing model described below, no expense has been recorded for the Company.

Black-Scholes option-pricing model. The Company recognizes the expense related to stock options it has provided individuals to acquire its common stock over the requisite service period (usually the vesting period of one year), utilizing the Black-Scholes option-pricing model. The volatility component of the calculation is based on the historic volatility of the Company’s stock, or the expected future volatility and it is assumed to be 77%. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant and is considered to be 6% and the stock price is considered to be $0.50 per share, the closing stock price as of February 29, 2024.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Hestia Insight Inc. for the three months ended February 29, 2024, and February 28, 2023, should be read in conjunction with the Hestia Insight Inc. unaudited consolidated financial statements and the notes thereto contained elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on March 14, 2024. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Going Concern

We have a limited operating history, and our continued growth is dependent upon the continuation of providing medical consulting services to our clients, generating revenue, and obtaining additional financing to fund future obligations, and pay liabilities arising from normal business operations. We had accumulated deficits of $(781,227) at February 29, 2024. The report of our independent registered public accounting firm on our financial statements for the year ended November 30, 2023, contained an explanatory paragraph regarding our ability to continue as a going concern based upon cash used in operating activities and the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These factors, among others, raised substantial doubt about our ability to continue as a going concern. Our financial statements appearing elsewhere in this report do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate significant revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company. The financial statements contained herein do not include any adjustments that might result from the outcome of this uncertainty.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three Months ended February 29, 2024, and February 28, 2023

Revenue

For the three months ended February 29, 2024, total revenues amounted to $38,000, all of which consisted of consulting revenue. For the three months ended February 28, 2023, revenue was $500, all of which consisted of consulting revenue. The limited amount of revenue was due to our current emphasis on planning and preparation for our future revenue.

Cost of Revenue

Cost of revenue includes the cost of internal labor and related benefits, travel expenses related to consulting services, subcontractor costs, other related consulting costs, and other overhead costs. These costs are recorded as operating expenses. For the three months ended February 29, 2024, and February 28, 2023, there were no costs of revenue.

Operating Expenses

For the three months ended February 29, 2024, operating expenses were $72,851 representing a decrease of $54,480 over the operating expenses of $127,331 for the three months ended February 28, 2023. This decrease in operating expenses was mainly driven by a decrease in professional fees related to becoming and being a public company plus our current emphasis on reducing costs.

For the three months ended February 29, 2024, and February 28, 2023, operating expenses consisted of the following:

	For the Three months ended February 29, 2024	For the Three months ended February 28, 2023
Selling expenses	$520	$970
Professional fees	41,918	70,235
Other general and administrative expenses	30,412	56,126
	$72,851	$127,331

●	Our selling expenses mainly include our marketing and sales staff’s salaries and related benefits, plus travel and entertainment costs incurred by our sales department. Selling expenses totaled $520 for the three months ended February 29, 2024, and $970 for the three months ended February 28, 2023. Selling expense as a percentage of revenue for the three months ended February 29, 2024, is 1.4% and for the three months ended February 28, 2023, the percentage is 194%.

●	Professional fees primarily consisted of accounting fees, legal service fees, consulting fees, investor relations service charges, OTC markets application and listing fees and other fees incurred for services related to becoming and being a public company. For the three months ended February 29, 2024, and February 28, 2023, professional fees amounted to $41,918 and $70,235, respectively, a decrease of $28,317 or 40.3%. The decrease was largely attributable to a decrease of $39,000 in audit fees; a decrease of $2,500 in accounting fees; a decrease of $1,250 in legal fees; and a decrease of $2,614 in expenses to our contractors in China. The decreases were offset by an increase of $12,000 in medical industry consultants and an increase of $5,132 stock market and transfer agent fees incurred in being a public company. We expect professional fees to be significant as we incur significant costs associated with our public company reporting requirements, and costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission.

●	Other general and administrative expenses mainly consisted of wages and payroll taxes of our employees, compensation to our officers and board members, automobile expenses, office supplies, rent, bank service charges, depreciation, and other miscellaneous items. Other general and administrative expenses totaled $30,412 for the three months ended February 29, 2024, as compared to $56,126 for the three months ended February 28, 2023, a decrease of $25,714. The decrease was primarily attributable to a decrease of $8,000 in compensation to our officers; a decrease of $5,565 in depreciation; a decrease of $8,080 in office supplies and software; a decrease of $1,399 in rent; and a decrease of $2,444 in travel and other G&A expenses. These decreases were offset primarily by an increase in the wages and payroll taxes of our employees of $1,727.

Income (Loss) from Operations

As a result of the foregoing, for the three months ended February 29, 2024, loss from operations amounted to $(34,851), as compared to loss from operations of $(126,831) for the three months ended February 28, 2023.

Other Income (Expense)

Other income includes dividends and interest income from stock dividends and bank deposits that amounted to $1,125 and $900, for the three months ended February 29, 2024, and February 28, 2023, respectively.

The Company had realized gains on equity investments of $-0- for the three months ended February 29, 2024, and $27,610 for the three months ended February 28, 2023. The Company had unrealized gains on equity investments of $9,402 for the three months ended February 29, 2024, and unrealized losses on equity investments of $(50,407) for the three months ended February 28, 2023. For the three months ended February 29, 2024, and February 28, 2023, the Company $-0- sales of capital assets for each period.

The Company had $375 interest expense for the three months ended February 29, 2024, and $0 interest expense for the three months ended February 28, 2023.

Income Taxes

We did not have any income tax expense for the three months ended February 29, 2024, and February 28, 2023, since we did not have any taxable income in the periods which was not reduced by prior net operating loss carry forwards or reduced by the exclusion of any unrealized gains/(losses) on equity investments, which are excluded from our taxable income until they become realized gains/(losses) on equity investments.

Net Income (Loss)

The net loss for the three months ended February 29, 2024, was $(24,699) and the net loss for the three months ended February 28, 2023, was $(153,913).

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. On February 29, 2024, and November 30. 2023, we had cash balances of $97,856 and $93,890, respectively. These funds are kept in financial institutions located in United States. We had total liabilities of $61,068 on February 29, 2024, of which $10,693 for accounts payable and accrued liabilities and $50.375 for a related party note payable. We had total liabilities of $16,214 on November 30, 2023, of which $16,214 is for accounts payable and accrued liabilities. As of February 29, 2024, and November 30. 2023, the Company had accumulated earnings/(deficits) of $(781,227) and $(756,528), respectively.

We currently have no agreements and arrangements with any person to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Cash flows from Operating Activities

Operating activities used $(46,034) in cash during the three months ended February 29, 2024, as compared with using $(106,876) for the three months ended February 28, 2023. The decrease in cash used in operating activities during the three months ended February 29, 2024, is primarily due to the increase consulting income and the decrease in operating expenses described above.

Cash flows from Investing Activities

For the three months ended February 29, 2024, the cash flows in investing activities provided $-0- in net proceeds.

For the three months ended February 28, 2023, the Company’s cash flows in investing activities provided $42,672 in net proceeds comprised of $52,227 in net proceeds provided by the sale of investment equities; $(9,170) used in the purchase of investment equities and $(385) in proceeds used in the purchase of vending machines.

Cash flows from Financing Activities

For the three months ended February 29, 2024, the Company received $50,000 in proceeds provided by a related party loan. For the three months ended February 28, 2023, the Company’s financing activities provided $-0- in proceeds.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of February 29, 2024.

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

ITEM 1A. RISK FACTORS

Our business, financial condition, results of operations, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our most recent Annual Report on Form 10-K for the year ended November 30, 2023, the occurrence of any one of which could have a material adverse effect on our actual results. There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended November 30, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the period ended February 29, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended February 29, 2024.

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

HESTIA INSIGHT INC.
(Registrant)

Date: April 22, 2024	By:	/s/ Edward Lee
Edward Lee
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: April 22, 2024	By:	/s/ Edward Lee
Edward Lee
Chief Financial Officer (Principal Financial and Accounting Officer)