Form 10-Q
period 2024-05-31
Hestia Insight Inc.
filed 2024-07-22
CIK 1813603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2024

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

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

(Title of class)

As of July 15, 2024, 27,939,260 shares of common stock, par value $0.001 per share, were issued and outstanding.

HESTIA INSIGHT INC.

FORM 10-Q

May 31, 2024

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

HESTIA INSIGHT INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of May 31, 2024 (Unaudited) and November 30, 2023 (Unaudited)

	May 31, 2024	November 30, 2023
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$61,444	$93,890
Investments in equities	1,276,903	73,006
Accounts Receivable; net of allowance for doubtful accounts of $0 and $0 as of May 31, 2024, and November 30, 2023, respectively.	24,000	-
Total current assets	1,362,347	166,896

FIXED ASSETS:
Vending machines; net of accumulated depreciation of $8,934 and $6,510 as of May 31, 2024, and November 30. 2023, respectively.	25,018	27,442
Total fixed assets	25,018	27,442

OTHER ASSETS:
	-	-

TOTAL ASSETS	$1,387,366	$194,338

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$28,976	$16,214
Related Party – Note Payable	53,931	-
Total current liabilities	82,907	16,214

LONG TERM LIABILITIES:
	-	-

TOTAL LIABILITIES	82,907	16,214

STOCKHOLDERS’ EQUITY:
Common stock, par value $0.001 per share; 285,000,000 shares authorized; 27,939,260 and 27,939,260 shares issued and outstanding as of May 31, 2024, and November 30, 2023, respectively.	27,939	27,939
Cancelled Shares, 5,100,000 and 5,100,000 shares as of May 31, 2024, and November 30. 2023, respectively [Note 7 and Note 8].	5,100	5,100
Additional paid in capital	901,613	901,613
Accumulated earnings/(deficits)	369,807	(756,528)
Total stockholders’ equity	1,304,458	178,124

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,387,366	$194,338

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HESTIA INSIGHT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and six months ended May 31, 2024, and May 31, 2023 (Unaudited)

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2024	2023	2024	2023
REVENUE:
Consulting revenue	$1,241,401	$30,000	$1,279,401	$30,500
Total revenue	1,241,401	30,000	1,279,401	30,500

COST OF REVENUE:
Cost of revenue	-	-	-	-
Total cost of revenue	-	-	-	-

GROSS PROFIT	1,241,401	30,000	1,279,401	30,500

OPERATING EXPENSE:
Selling, general and administrative expense	91,576	86,212	164,427	226,935
Total operating expense	91,576	86,212	164,427	226,935

OPERATING INCOME/(LOSS)	162,645	(56,212)	127,794	(196,435)

OTHER INCOME/(EXPENSE):
Interest & dividend income	900	750	2,025	1,650
Gain/(Loss) on Sale of Capital Assets	-	(25,233)	-	(25,233)
Realized gain/(loss) on equity investments	24,152	4,997	24,152	32,607
Unrealized gain/(loss) on equity investments	-	(44,113)	9,402	(94,520)
Interest expense	(1,581)	-	(1,956)	-
Bad debt expense	-	-	-	(5,185)
Total other income/(expense)	23,471	(63,599)	33,622	(90,681)

INCOME/(LOSS) BEFORE TAXES	1,173,296	(119,811)	1,148,597	(287,116)

Tax expense	-	-	-	-

NET INCOME/(LOSS)	$1,173,296	$(119,811)	$1,148,597	$(287,116)

Basic net income/(loss) per common share	$0.007	$(0.00)	$0.006	$(0.01)
Diluted net income/(loss) per common share	$0.007	$(0.00)	$0.006	$(0.01)
Ave. common shares outstanding – Basic and Diluted	27,939,260	27,939,260	27,939,260	27,939,260

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HESTIA INSIGHT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the six months ended May 31, 2024 and May 31, 2023 (Unaudited)

	Common Stock par value $0.001		Cancelled Shares	Additional Paid In	Accumulated Earnings/	Total Stockholders’
	Shares	Amount	$	Capital	(Deficit)	Equity
Balance November 30, 2022	27,939,260	$27,939	$5,100	$901,613	$(256,123)	$678,529

Net Loss for the 6-month period		-	-	-	(287,116)	(287,116)

Balance May 31, 2023	27,939,260	$27,939	$5,100	$901,613	$(543,239)	$391,413

Balance November 30, 2022	27,939,260	$27,939	$5,100	$901,613	$(256,123)	$678,529

Net Gain (Loss) for 12-month period		-	-	-	(500,405)	(500,405)

Balance November 30, 2023	27,939,260	$27,939	$5,100	$901,613	$(756,528)	$178,124

Net Gain (Loss) for 6-month period		-	-	-	1,148,597	1,148,597

Unrealized Gain/(Loss) on Equities / Glendale Sec.					(22,262)	(22,262)

Balance May 31, 2024	27,939,260	$27,939	$5,100	$901,613	$369,807	$1,304,459

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HESTIA INSIGHT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended May 31, 2024, and May 31, 2023 (Unaudited)

	For the Six months Ended
	May 31, 2024	May 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss)	$1,148,597	$(287,116)
Adjustments to reconcile net income/(loss) to operating cash flows:
Realized loss on sale of capital assets		25,233
Realized loss (gain) on investment equities		(32,607)
Unrealized loss (gain) on investment equities	(22,262)	94,520
Depreciation expense	2,424	10,809
Bad Debt Expense		5,185
Changes in operating asset and liability account balances:
Accounts payable and accrued interest payable	(24,000)	1,790
Credit card payable	27,504	-
Accrued interest payable- loan related party ECL	(14,742)	-
NET ADJUSTMENTS	(31,076)	104,930

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	$1,117,521	$(182,186)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds (used in) purchase of vending machines	-	(385)
Proceeds from sale of capital assets	-	27,000
Proceeds from (used in) purchase of investment equities	(1,203,897)	(22,140)
Proceeds provided by investment equities		76,033
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	$(1,203,897)	$80,508

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds provided by related party loan	53,931	-
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	$53,931	$-

NET INCREASE (DECREASE) IN CASH	(32,445)	(101,678)
CASH – BEGINNING OF PERIOD	93,890	252,956
CASH – END OF PERIOD	$61,444	$151,278

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HESTIA INSIGHT INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2024

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

Prepaid Expenses

The Company records amounts which have been paid in advance of receiving future economic benefits anticipated by the payment as prepaid expenses. Prepaid expenses are recorded as assets and expensed over the period that the benefits are received from the payment. The Company recorded as prepaid expenses of $0 and $0 for the three months ended May 31, 2024, and the year ended November 30, 2023, respectively.

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

Reclassification of prior year presentation

Cash flows for May 31, 2023, have been reclassified for consistency with current year presentation. These reclassifications had no effect on the reported net decrease in cash as of May 31, 2024.

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

Description	How Acquired	Readily Determinable Fair Value	Cost	Current Change	Cumulative Impairments	Prior Cumulative Adjust.	May 31, 2024 Bal. Sheet Value
222 shares of unrestricted stock in Canibiola, Inc. (“CANB” on OTCMarkets.com)	Consulting Income	Yes	$0	$(4)	$0	$15	$11
235,636,253 shares of unrestricted and restricted common stock in BHPA, Inc (“BHPA” on OTCMarkets.com)	Consulting Income	Yes	$0	$1,214,051	$0	$40,881	$1,254,932
4,000 shares of Gabelli Equity Trust Inc. stock	Purchase	Yes	$43,557	$(19,140)	$0	$(2,457)	$21,960
Totals			$43,557	$1,194,907	$0	$38,439	$1,276,903

The Company entered into a corporate advisory agreement with Aquiva Medical Inc. on February 21, 2024 to provide certain US capital markets, business, corporate, and public markets advisory services. On May 31, 2024, the Company received 229,576,893 shares of BHPA, Inc. (BHPA) restricted stocks which are held in VStock Transfer account.

Description	How Acquired	Readily Determinable Fair Value	Cost	Current Change	Cumulative Impairments	Prior Cumulative Adjust.	February 29, 2024 Bal. Sheet Value
222 shares of unrestricted stock in Canibiola, Inc. (“CANB” on OTCMarkets.com)	Consulting Income	Yes	$0	$(4)	$0	$15	$11
6,489,026 shares of unrestricted common stock in BHPA, Inc (“BHPA” on OTCMarkets.com)	Consulting Income	Yes	$0	$7,138	$0	$33,743	$40,881
7,500 shares of Gabelli Equity Trust Inc. stock	Purchase	Yes	$43,557	$2,850	$0	$(5,307)	$41,100
2,500 shares of Etao Intl. Co. Ltd. Common stock	Purchase	Yes	$3,767	$(582)	$0	$(2,770)	$415
Totals			$47,324	$9,402	$0	$25,681	$82,407

Description	How Acquired	Readily Determinable Fair Value	Cost	Current Changes	Cumulative Impairments	Cumulative Adjust.	November 30, 2023 Bal. Sheet Value
222 shares of unrestricted stock in Canibiola, Inc. (“CANB” on OTCMarkets.com)	Consulting Income	Yes	$0	$(9)	$0	$25	$16
6,489,026 shares of unrestricted common stock in BHPA, Inc (“BHPA” on OTCMarkets.com)	Consulting Income	Yes	$0	$(16,222)	$0	$49,965	$33,743
7,500 shares of Gabelli Equity Trust Inc. stock	Purchase	Yes	$43,557	$(2,700)	$0	$(2,607)	$38,250
2,500 shares of Etao Intl. Co. Ltd. Common stock	Purchase	Yes	$3,767	$110	$0	$(2,880)	$997
Totals			$47,324	$(18,821)	$0	$44,503	$73,006

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

The income tax provision (benefit) differs from the amount computed by applying the U.S. federal statutory tax rate of 21% in 2024 and 2023 to net income (loss) before income taxes for the six months ended May 31, 2024, and May 31, 2023, and adjusting for the following:

	May 31, 2024	May 31, 2023
Net income (loss) before taxes	$1,148,597	$(287,116)
US federal income tax rate	21%	21%

Computed expected tax provision (benefit)	241,205	(60,294)
Permanent differences	-	-
Timing differences	(241,205)	60,294
Limitations on NOL carryforwards due to change in stock ownership of the Corporation	-	-
Federal income tax provision	$-	$-

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

During the six months ended May 31, 2024,an additional loan of $3,930.91 from Mr. Edward C. Lee was received as a short-term loan, bearing no interest. For the year ended November 30, 2023, the Company had no related party transactions.

Note 6 – Notes and Lines of Credit Receivable

During the six months ended May 31, 2024, and the year ended November 30, 2023, the Company had no notes or lines of credit receivable.

Note 7 – Common Stock

During the six months ended May 31, 2024,and the year ended November 30, 2023,the Company issued no common stock.

Note 8 – Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, par value $.00001 per share (the “Preferred Stock”). As of May 31, 2024, and November 30, 2023, no shares of Preferred Stock were issued and outstanding.

On November 21, 2019, Hestia Investments Inc. returned to the Company for cancellation its 10,000,000 shares of Preferred Stock and, accordingly, the Company cancelled the remaining outstanding 10,000,000 shares of Preferred Stock.

Note 9 – Options to Acquire Common Stock

On January 1, 2022, the Company issued Eugene Cha, Director, a stock option to acquire an aggregate of 60,000 shares of the common stock of the Company, exercisable for five (5) years at an exercise price of $3.50 per share, subject to vesting. The option vests in equal amounts over a period of one (1) year at the rate of 15,000 shares per fiscal quarter at the end of such quarter, commencing in January 2022, and pro-rated for the number of days the optionee serves on the Board during the fiscal quarter. As of November 30, 2022, Mr. Cha’s option to acquire 60,000 shares of the Company’s stock has vested. As of May 31, 2024, no options have been exercised and based on the Black-Scholes option-pricing model described below, no expense has been recorded for the Company.

On July 20, 2022, the Company issued Edward Boyle, Advisory Board member, a stock option to acquire an aggregate of 10,000 shares of the common stock of the Company, exercisable for five (5) years at an exercise price of $3.00 per share, subject to vesting. The option vests in equal amounts over a period of nine (9) months with the first 2,500 shares vesting on July 20, 2022, and additional amounts of 2,500 shares vesting on each of the following dates: October 20, 2022, January 20, 2023, and April 20, 2023. As of May 31, 2024, all of the options have vested, and no options have been exercised. Based on the Black-Scholes option-pricing model described below, no expense has been recorded for the Company.

On December 15, 2022, the Company issued Dr. T.Z. (Ted) Chaung, Advisory Board member, a stock option to acquire an aggregate of 10,000 shares of the common stock of the Company, exercisable for five (5) years at an exercise price of $0.50 per share, subject to vesting. The option vests in equal amounts over a period of one (1) year at the rate of two thousand five hundred (2,500) shares per fiscal quarter at the end of such quarter, commencing in the quarter in which the optionee enters into the grant agreement, and pro-rated for the number of days the optionee serves on the Board of Advisors during the fiscal quarter. As of May 31, 2024, 10,000 options have vested and no options have been exercised. Based on the Black-Scholes option-pricing model described below, no expense has been recorded for the Company.

Black-Scholes option-pricing model. The Company recognizes the expense related to stock options it has provided individuals to acquire its common stock over the requisite service period (usually the vesting period of one year), utilizing the Black-Scholes option-pricing model. The volatility component of the calculation is based on the historic volatility of the Company’s stock, or the expected future volatility and it is assumed to be 77%. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant and is considered to be 6% and the stock price is considered to be $0.177 per share, the closing stock price as of May 31, 2024 (OTC Markets).

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Hestia Insight Inc. for the six months ended May 31, 2024, and May 31, 2023, should be read in conjunction with the Hestia Insight Inc. unaudited consolidated financial statements and the notes thereto contained elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on March 14, 2024. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Going Concern

We have a limited operating history, and our continued growth is dependent upon the continuation of providing medical consulting services to our clients, generating revenue, and obtaining additional financing to fund future obligations, and pay liabilities arising from normal business operations. We had accumulated deficits of $(617,348) at May 31, 2024. The report of our independent registered public accounting firm on our financial statements for the year ended November 30, 2023, contained an explanatory paragraph regarding our ability to continue as a going concern based upon cash used in operating activities and the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These factors, among others, raised substantial doubt about our ability to continue as a going concern. Our financial statements appearing elsewhere in this report do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate significant revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company. The financial statements contained herein do not include any adjustments that might result from the outcome of this uncertainty.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Six Months ended May 31, 2024, and May 31, 2023

Revenue

For the six months ended May 31, 2024, total revenues amounted to $1,148,597, all of which consisted of consulting revenue. For the six months ended May 31, 2023, revenue was $30,500, all of which consisted of consulting revenue. The limited amount of revenue was due to our current emphasis on planning and preparation for our future revenue.

Cost of Revenue

Cost of revenue includes the cost of internal labor and related benefits, travel expenses related to consulting services, subcontractor costs, other related consulting costs, and other overhead costs. These costs are recorded as operating expenses. For the six months ended May 31, 2024, and May 31, 2023, there were no costs of revenue.

Operating Expenses

For the six months ended May 31, 2024, operating expenses were $164,427 representing a decrease of $62,508 over the operating expenses of $226,934.59 for the six months ended May 31, 2023. This decrease in operating expenses was mainly driven by a decrease in professional fees related to becoming and being a public company plus our current emphasis on reducing costs.

For the six months ended May 31, 2024, and May 31, 2023, operating expenses consisted of the following:

	For the Six months ended May 31, 2024	For the Six months ended May 31, 2023
Selling expenses	$1,664	$731
Professional fees	103,021	135,332
Other general and administrative expenses	59,741	90,872
	$164,426	$226,935

●	Our selling expenses mainly include our marketing and sales staff’s salaries and related benefits, plus travel and entertainment costs incurred by our sales department. Selling expenses totaled $1,664 for the six months ended May 31, 2024, and $731 for the six months ended May 31, 2023. Selling expense as a percentage of revenue for the six months ended May 31, 2024, is 0.13% and for the six months ended May 31, 2023, the percentage is 2.4%.

Professional fees primarily consisted of accounting fees, legal service fees, consulting fees, investor relations service charges, OTC markets application and listing fees and other fees incurred for services related to becoming and being a public company.

For the six months ended May 31, 2024, and May 31, 2023, professional fees amounted to $103,021 and $135,332, respectively, a decrease of $32,311 or 23.88%. The decrease was largely attributable to a decrease of $50,000 in audit fees; a decrease of $10,614 in expenses to our contractors in China and a decrease of $8,000 for other contractors’ fees; and a decrease in OTC fees $5,512, a decrease in professional fees to John Kepley $8,000, and other fees $1,919, among others. The decreases were offset by an increase of $27,048.00in accounting fees; and an increase of $24,686 in legal fees among others. We expect professional fees to be significant as we incur significant costs associated with our public company reporting requirements, and costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission.

●	Other general and administrative expenses mainly consisted of wages and payroll taxes of our employees, compensation to our officers and board members, automobile expenses, office supplies, rent, bank service charges, depreciation, and other miscellaneous items. Other general and administrative expenses totaled $61,406 for the six months ended May 31, 2024 as compared to $91,602 for the six months ended May 31, 2023, resulting in a decrease of $30,197. The decrease was primarily attributable to a decrease of $12,218 in office supplies and software; a decrease in travel $9,192; a decrease in depreciation $8,385; a decrease of $4,745 in auto lease and related expenses; a decrease of $3,400 in rent, and others. These decreases were offset primarily by an increase of $933 in advertising and $138 in telephone.

Income (Loss) from Operations

As a result of the foregoing, for the six months ended May 31, 2024, income from operations amounted to $1,148,597, as compared to loss from operations of $ (287,115) for the six months ended May 31, 2023.

Other Income (Expense)

Other income includes dividends from stock dividends that amounted to $2,025 for the six months ended May 31, 2024, and $1,650 for the six months ended May 31, 2023.

The Company had realized gains on equity investments of $24,151 for the six months ended May 31, 2024, and $32,607 for the six months ended May 31, 2023. The Company had unrealized gains on equity investments of $9,402 for the six months ended May 31, 2024, and unrealized losses on equity investments of $(94,520) for the six months ended May 31, 2023. For the six months ended May 31, 2024, and May 31, 2023, the Company had sales of capital assets of $0 and $(25,233), respectively.

The Company had $1,956 interest expense for the six months ended May 31, 2024, and $0 interest expense for the six months ended May 31, 2023.

Income Taxes

We did not have any income tax expense for the six months ended May 31, 2024, and May 31, 2023, since we did not have any taxable income in the periods which was not reduced by prior net operating loss carry forwards or reduced by the exclusion of any unrealized gains/(losses) on equity investments, which are excluded from our taxable income until they become realized gains/(losses) on equity investments.

Net Income (Loss)

The net gain for the six months ended May 31, 2024, was $1,148,597and the net loss for the six months ended May 31, 2023, was $(287,115).

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. On May 31, 2024, and November 30. 2023, we had cash balances of $61,444 and $93,890, respectively. These funds are kept in financial institutions located in United States. We had total liabilities of $ $82,907 on May 31, 2024, of which $ $28,976 for accounts payable and accrued liabilities and $ $53,931 for a related party note payable. We had total liabilities of $16,214 on November 30, 2023, of which $16,214 is for accounts payable and accrued liabilities. As of May 31, 2024 and November 30. 2023, the Company had accumulated earnings/(deficits) of $369,809 and $(756,528), respectively.

We currently have no agreements and arrangements with any person to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Cash flows from Operating Activities

Cash from operating activities was $1,117,521 during the six months ended May 31, 2024, as compared with using $(182,186) for the six months ended May 31, 2023. The increase in cash from operating activities during the six months ended May 31, 2024, is primarily due to the increase consulting income paid for in BHPA Inc. restricted stocks and the decrease in operating expenses described above.

Cash flows from Investing Activities

For the six months ended May 31, 2024, the cash flows in investing activities provided $(1,203,897.30) comprised mainly of $1,203,897 proceeds from consulting paid in investment equities.

For the six months ended May 31, 2023, the Company’s cash flows in investing activities provided $80,508 in net proceeds comprised mainly of $76,033 in proceeds provided by the sale of investment equities; $27,000 from the sale of capital assets; and $(22,140) in proceeds used in the purchase of investment equities.

Cash flows from Financing Activities

For the six months ended May 31, 2024, the Company received $53,931 in proceeds provided by a related party loan. For the six months ended May 31, 2023, the Company’s financing activities provided $-0- in proceeds.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of May 31, 2024.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the period ended May 31, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended May 31, 2024.

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

HESTIA INSIGHT INC.
(Registrant)

Date: July 22, 2024	By:	/s/ Edward Lee
Edward Lee
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: July 22, 2024	By:	/s/ Edward Lee
Edward Lee
Chief Financial Officer (Principal Financial and Accounting Officer)