Form 10-Q
period 2024-08-31
Hestia Insight Inc.
filed 2024-11-04
CIK 1813603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2024

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

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

(Title of class)

As of October 21, 2024, 27,939,260 shares of common stock, par value $0.001 per share, were issued and outstanding.

HESTIA INSIGHT INC.

FORM 10-Q

August 31, 2024

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HESTIA INSIGHT INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of August 31, 2024 (Unaudited) and November 30, 2023 (Audited)

	August 31, 2024	November 30, 2023
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$56,633	$93,890
Investments in equities	929,954	73,006
Accounts Receivable	49,340	-
Total current assets	1,035,928	166,896

FIXED ASSETS:
Vending machines; net of accumulated depreciation of $10,147 and $6,510 as of August 31, 2024, and November 30, 2023, respectively.	9,602	27,442
Charger Go-Go machines	14,203	-
Total fixed assets	23,805	27,422

OTHER ASSETS:
	-	-

TOTAL ASSETS	$1,059,733	$194,338

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$29,575	$16,214
Related Party – Note Payable	78,931	-
Total current liabilities	108,506	16,214

LONG TERM LIABILITIES:
	-	-

TOTAL LIABILITIES	108,506	16,214

STOCKHOLDERS’ EQUITY:
Common stock, par value $0.001 per share; 285,000,000 shares authorized; 27,939,260 and 27,939,260 shares issued and outstanding as of August 31, 2024, and November 30, 2023, respectively.	27,939	27,939
Cancelled Shares, 5,100,000 and 5,100,000 shares as of August 31, 2024, and November 30, 2023, respectively [Note 7 and Note 8].	5,100	5,100
Additional paid in capital	961,613	901,613
Retained earnings/(Accumulated deficits)	(43,425)	(756,528)
Total stockholders’ equity	951,227	178,124

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,059,733	$194,338

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HESTIA INSIGHT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and nine months ended August 31, 2024, and August 31, 2023 (Unaudited)

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2024	2023	2024	2023
REVENUE:
Consulting revenue	$33,529	$45,000	$1,312,930	$75,500
Total revenue	33,529	45,000	1,312,930	75,500

COST OF REVENUE:
Cost of revenue	-	-	-	-
Total cost of revenue	-	-	-	-

GROSS PROFIT	33,529	45,000	1,312,930	75,500

OPERATING EXPENSE:
Bad debt expense	-	-	-	5,185
Selling, general and administrative expense	20,717	92,867	189,056	319,802
Total operating expense	20,717	92,867	189,056	324,987

OPERATING INCOME/(LOSS)	(12,812)	(47,867)	1,123,874	(249,487)

OTHER INCOME/(EXPENSE):
Interest & dividend income	600	900	2,625	2,550
Gain/(Loss) on Sale of Capital Assets	-	(49,656)	-	(74,889)
Change in fair value of equity securities	(443,207)	(41,624)	(409,653)	(103,537)
Interest expense	(1,787)	-	(3,743)	-
Total other income/(expense)	(448,306)	(90,380)	(410,771)	(175,876)

INCOME/(LOSS) BEFORE TAXES	(435,494)	(138,247)	713,103	(425,363)

Provision for federal income tax	-	-	149,752	-
Utilization of net operating loss carryforward	-	-	(149,752)	-
Tax expense	-	-	-	-

NET INCOME/(LOSS)	$(435,494)	$(138,247)	$713,103	$(425,363)

Basic net income/(loss) per common share	$(0.02)	$(0.00)	$0.03	$(0.02)
Diluted net income/(loss) per common share	$(0.02)	$(0.00)	$0.03	$(0.02)
Ave. common shares outstanding – Basic and Diluted	27,939,260	27,939,260	27,939,260	27,939,260

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HESTIA INSIGHT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the nine months ended August 31, 2024 and August 31, 2023 (Unaudited)

	Common Stock par value $0.001		Cancelled Shares	Additional Paid In	Retained Earnings/ (Accumulated	Total Stockholders’
	Shares	Amount	$	Capital	Deficit)	Equity
Balance November 30, 2022	27,939,260	$27,939	$5,100	$901,613	$(256,123)	$678,529

Net loss	-	-	-	-	(153,913)	(153,913)

Balance at February 28, 2023	27,939,260	27,939	5,100	901,613	(410,036)	524,616

Net loss	-	-	-	-	(119,811)	(119,811)

Balance at May 31, 2023	27,939,260	27,939	5,100	901,613	(529,847)	404,805

Net loss		-	-	-	(138,247)	(138,247)

Balance August 31, 2023	27,939,260	$27,939	$5,100	$901,613	$(668,094)	$266,558

Balance November 30, 2023	27,939,260	$27,939	$5,100	$901,613	$(756,528)	$178,124

Net loss	-	-	-	-	(24,699)	(24,699)

Balance at February 29, 2024	27,939,260	27,939	5,100	901,613	(781,227)	153,425

Net income	-	-	-	-	1,173,296	1,173,296

Balance at May 31, 2024	27,939,260	27,939	5,100	901,613	392,069	1,326,721

Net loss	-	-	-	-	(435,494)	(435,494)

Stock based compensation	-	-	-	60,000	-	60,000

Balance August 31, 2024	27,939,260	$27,939	$5,100	$961,613	$(43,425)	$951,227

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HESTIA INSIGHT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended August 31, 2024, and August 31, 2023 (Unaudited)

	For the Nine Months Ended
	August 31, 2024	August 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss)	$713,103	$(425,363)
Adjustments to reconcile net income/(loss) to operating cash flows:
Realized loss on sale of capital assets	-	74,889
Equity securities received for consulting fees	(1,265,484)	-
Unrealized loss (gain) on investment equities	409,653	103,537
Stock based compensation	60,000	-
Depreciation expense	3,637	12,021
Bad Debt Expense	-	5,185
Changes in operating asset and liability account balances:
Accounts receivable	(49,340)	23,248
Accounts payable and accrued liabilities	9,618	-
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	$(118,813)	$(206,483)

CASH FLOWS FROM INVESTING ACTIVITIES:
Dividend income and interest income	2,625	-
Proceeds (used in) purchase of vending machines	-	(385)
Proceeds from sale of capital assets	-	46,000
Proceeds from (used in) purchase of investment equities	-	(30,125)
Proceeds provided by investment equities	-	103,658
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	$2,625	$119,148

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds provided by related party loan	78,931	-
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	$78,931	$-

NET INCREASE (DECREASE) IN CASH	(37,257)	(87,335)
CASH – BEGINNING OF PERIOD	93,890	252,956
CASH – END OF PERIOD	$56,633	$165,621

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HESTIA INSIGHT INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2024

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

Unaudited Interim Financial Statements

The accompanying unaudited financial statements (“financial statements”) have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. In the opinion of management, the financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair and not misleading presentation of the results of the interim periods presented. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended November 30, 2023, included in the Annual Report on Form 10-K filed by the Company with the SEC on March 14, 2024 (the “Annual Report”). The accompanying November 30, 2023, balance sheet was derived from the audited financial statements included in the Annual Report but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for any interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

There have been no changes in the Company’s significant accounting policies as of June 30, 2024, as compared to the significant accounting policies disclosed in Note 2, "Summary of significant accounting policies" in the Company's Annual Report.

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

Reclassification of prior year presentation

Certain amounts in prior periods have been reclassified to be consistent with the current period presentation.

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

Prepaid Expenses

The Company records amounts which have been paid in advance of receiving future economic benefits anticipated by the payment as prepaid expenses. Prepaid expenses are recorded as assets and expensed over the period that the benefits are received from the payment. The Company recorded as prepaid expenses of $0 and $0 for the three months ended August 31, 2024, and the year ended November 30, 2023, respectively.

Investments in Equities

Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (ASC 820) provides a framework for measuring fair value in accordance with generally accepted accounting principles.

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

For those investments in equities, including equity securities and partnership interests, that have a “readily determinable fair value,” as defined in ASC Topic 321, 321 Investments—Equity Securities (“ASC 321”) and discussed below, or are traded in a verifiable public market and are not restricted for sale in the public market by a restricted stock legend, or can otherwise be reasonably valued using the three levels of the fair value hierarchy under ASC Topic 820 discussed above. For these equity securities and we include the realized and unrealized gains and losses arising from the changes in the fair values during the period as a component of ‘changes in fair value of equity securities’ in the consolidated statements of operations.

For those investments in equities, including equity securities and partnership interests, that do not have a “readily determinable fair value,” as defined in ASC 321, we present and carry our investments using the measurement alternative which is cost minus impairment, if any, plus or minus changes resulting from observable price changes in “orderly transactions,” as defined in ASC 321, for the identical or a similar investment of the same issuer.

Use of Estimates

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

Stock-Based Compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment topic of ASC 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award. The Accounting Standards Codification also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

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

Income Taxes

Deferred tax assets and liabilities are computed based on the difference between the financial statement and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws for the taxable years in which those differences are expected to reverse. The Company expects that recent tax law changes contained in the Inflation Reduction Act and CHIPS Act will not have a material impact on its provision for income taxes. In addition, a valuation allowance is required to be recognized if it is believed more likely than not that a deferred tax asset will not be fully realized. Authoritative guidance prescribes a recognition threshold of more likely than not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those positions to be recognized in the financial statements. The Company continually reviews tax laws, regulations and related guidance in order to properly record any uncertain tax liabilities.

Loss Per Share

The Company’s loss per share calculation is based upon the weighted average number of shares of common stock outstanding. The dilutive effect of stock options, warrants, and other equity instruments are included for purposes of calculating diluted income per share, except for periods when the Company reports a net loss, in which case the inclusion of such equity instruments would be antidilutive. As of August 31, 2024 and 2023, 1,580,000 and 80,000 options were excluded from the computation of net loss per share because the effect would be antidilutive.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that management of the Company believes may impact its financial statements. Management does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Note 3 – Investment in Equities.

The following equity investments that have a readily determinable fair value (Level 1) are measured using ASC Topic 820, discussed above. The following equities without a readily determinable fair value use the measurement alternative of ASC Topic 321 and are measured at their cost minus impairment, if any, plus or minus changes resulting from observable price changes in “orderly transactions,” as defined, for the identical or a similar investment of the same issuer. As of August 31, 2024, and November 30, 2023, the Company did not hold any securities without readily determinable fair values.

The following tables presents equity securities still held by the Company as of August 31, 2024, and includes the change in fair value for the period ended August 31, 2024 and the cumulative change in fair value as of the reporting date.

Description	How Acquired	Readily Determinable Fair Value	Cost	Current Change	Cumulative Impairments	Cumulative Fair Value Adjustments	August 31, 2024 Bal. Sheet Value
222 shares of unrestricted stock in Canibiola, Inc. (“CANB” on OTCMarkets.com)	Consulting Income	Yes	$-	$(1)	$-	$(15)	$10
235,636,253 shares of unrestricted and restricted common stock in BHPA, Inc (“BHPA” on OTCMarkets.com)	Consulting Income	Yes	$1,298,837	$(363,634)	$-	$(375,856)	$918,981
2,000 shares of Gabelli Equity Trust Inc. stock	Purchase	Yes	$43,557	$3,066	$-	$(32,594)	$10,963
Totals			$1,342,394	$(360,569)	$-	$(412,465)	$929,954

Note 4 – Related Party Transactions

On January 15, 2024, the Company entered into a $50,000 note payable to ECL Capital Partners Corp, a related party. The loan is to be repaid in full on January 15, 2025, with interest payable on the unpaid principal at the rate of 6.00 percent per annum.

During the nine months ended May 31, 2024 an additional loan of $3,930.91 from Mr. Edward C. Lee was received as a short-term loan, bearing no interest. For the year ended November 30, 2023, the Company had no related party transactions.

On August 25, 2024, the Company entered into a $50,000 note payable to ECL Capital Partners Corp, a related party. The loan is to be repaid in full on August 24, 2025, with interest payable on the unpaid principal at the rate of 6.00 percent per annum.

Note 5 – Notes and Lines of Credit Receivable

During the nine months ended August 31, 2024, and the year ended November 30, 2023, the Company had no notes or lines of credit receivable.

Note 6 – Common Stock

During the nine months ended August 31, 2024,and the year ended November 30, 2023,the Company issued no common stock.

Note 7 – Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, par value $.00001 per share (the “Preferred Stock”). As of August 31, 2024, and November 30, 2023, no shares of Preferred Stock were issued and outstanding.

On November 21, 2019, Hestia Investments Inc. returned to the Company for cancellation its 10,000,000 shares of Preferred Stock and, accordingly, the Company cancelled the remaining outstanding 10,000,000 shares of Preferred Stock.

Note 8 – Options to Acquire Common Stock

On June 25, 2024, the Company issued Edward Lee, Chairman, a stock option to acquire an aggregate of 1,000,000 shares of the common stock of the Company, exercisable for five (5) years at an exercise price of $0.20 per share, subject to vesting. The option vests in equal amounts over a period of one (1) year at the rate of 250,000 shares per fiscal quarter at the end of such quarter, commencing in June 2024, and pro-rated for the number of days the optionee serves on the Board during the fiscal quarter.

On June 25, 2024, the Company issued Eugene Cha, Director, a stock option to acquire an aggregate of 500,000 shares of the common stock of the Company, exercisable for five (5) years at an exercise price of $0.20 per share, subject to vesting. The option vests in equal amounts over a period of one (1) year at the rate of 125,000 shares per fiscal quarter at the end of such quarter, commencing in June 2024, and pro-rated for the number of days the optionee serves on the Board during the fiscal quarter.

The Company estimated the fair value of stock options it granted to utilizing the Black-Scholes option-pricing model. The volatility component of the calculation is based on the historic volatility of the Company’s stock. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The stock price is considered based on the closing price of the Company’s common stock as of the grant date.

The Company recognizes compensation costs for those shares expected to vest on a straight-line basis over the requisite service period of the awards. During the nine months ended August 31, 2024 and 2023, the Company recognized $60,000 and $-0- in stock based compensation related to the vesting of issued stock options. The fair values of option awards granted during the nine months ended August 31, 2024, were estimated using a Black-Sholes option pricing model under the following assumptions:

	Low	High
Rate	4.01%	4.01%
Volatility	195.43%	195.43%
Stock price	$0.16	$0.16
Exercise price	$0.20	$0.20
Term (years)	3.00	3.00

Determining the assumptions for the expected term and volatility requires management to exercise significant judgment. The expected term represents the weighted-average period that options granted are expected to be outstanding giving consideration to vesting schedules. Since the Company does not have an extended history of actual exercises, the Company has estimated the expected term using a simplified method which calculates the expected term as the average of the time-to-vesting and the contractual life of the awards. Given the limited public market for the Company’s stock, the Company has elected to estimate its expected volatility by benchmarking its volatility to that of several public company issuers that operate within its market segment. The guideline companies’ volatility was increased by a size adjustment premium to compensate for the difference in size between the guideline companies and the Company in its calculation.

The status of the options issued under the foregoing option plans as August 31, 2023, and changes during the years then ended were as follows:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding at November 30, 2023	80,000	$3.06	2.52	$-
Exercised	-
Expired	-
Forfeited	-
Granted	1,500,000	0.20	4.82	-
Outstanding as of August 31, 2024	1,580,000	$0.34	4.70	$-

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Hestia Insight Inc. for the nine months ended August 31, 2024, and August 31, 2023, should be read in conjunction with the Hestia Insight Inc. unaudited consolidated financial statements and the notes thereto contained elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on March 14, 2024. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Going Concern

We have a limited operating history, and our continued growth is dependent upon the continuation of providing medical consulting services to our clients, generating revenue, and obtaining additional financing to fund future obligations, and pay liabilities arising from normal business operations. We had accumulated deficit of $43,425 at August 31, 2024. The report of our independent registered public accounting firm on our financial statements for the year ended November 30, 2023, contained an explanatory paragraph regarding our ability to continue as a going concern based upon cash used in operating activities and the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These factors, among others, raised substantial doubt about our ability to continue as a going concern. Our financial statements appearing elsewhere in this report do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate significant revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company. The financial statements contained herein do not include any adjustments that might result from the outcome of this uncertainty.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Nine Months ended August 31, 2024, and August 31, 2023

Revenue

For the nine months ended August 31, 2024, total revenues amounted to $1,312,930, all of which consisted of consulting revenue. For the nine months ended August 31, 2023, revenue was $75,500, all of which consisted of consulting revenue. The limited amount of revenue was due to our current emphasis on planning and preparation for our future revenue.

Cost of Revenue

Cost of revenue includes the cost of internal labor and related benefits, travel expenses related to consulting services, subcontractor costs, other related consulting costs, and other overhead costs. These costs are recorded as operating expenses. For the nine months ended August 31, 2024, and August 31, 2023, there were no costs of revenue.

Operating Expenses

For the nine months ended August 31, 2024, operating expenses were $246,557 representing a decrease of $73,245 over the operating expenses of $319,802 for the nine months ended August 31, 2023. This decrease in operating expenses was mainly driven by a decrease in professional fees related to becoming and being a public company plus our current emphasis on reducing costs.

For the nine months ended August 31, 2024, and August 31, 2023, operating expenses consisted of the following:

	For the Nine months ended August 31, 2024	For the Nine months ended August 31, 2023
Selling expenses	$62,911	$13,705
Professional fees	123,629	190,036
Other general and administrative expenses	60,017	116,061
	$246,557	$319,802

●	Our selling expenses mainly include our marketing and sales staff’s salaries and related benefits, plus travel and entertainment costs incurred by our sales department. Selling expenses totaled $62,911 for the nine months ended August 31, 2024, and $13,705 for the nine months ended August 31, 2023. Selling expense as a percentage of revenue for the nine months ended August 31, 2024, is 17% and for the nine months ended May 31, 2023, the percentage is 18%.

Professional fees primarily consisted of accounting fees, legal service fees, consulting fees, investor relations service charges, OTC markets application and listing fees and other fees incurred for services related to becoming and being a public company.

For the nine months ended August 31, 2024, and August 31, 2023, professional fees amounted to $123,629 and $190,036, respectively, a decrease of $66,407 or 34.94%. The decrease was largely attributable to a decrease of $60,000 in audit fees; a decrease of $18,614 in expenses to our contractors in China and a decrease of $40,750 for other contractors’ fees; and a decrease in OTC fees $4,405, a decrease in professional fees to John Kepley $24,000, and other fees among others. The decreases were offset by an increase of $22,505.00 in legal fees among others. We expect professional fees to be significant as we incur significant costs associated with our public company reporting requirements, and costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission.

●	Other general and administrative expenses mainly consisted of wages and payroll taxes of our employees, compensation to our officers and board members, automobile expenses, office supplies, rent, bank service charges, depreciation, and other miscellaneous items. Other general and administrative expenses totaled $60,017 for the nine months ended August 31, 2024 as compared to $116,061 for the nine months ended August 31, 2023, resulting in a decrease of $56,044. The decrease was primarily attributable to a decrease of 14,114 in office supplies and software; a decrease in travel $7,503; a decrease in depreciation $9,609; a decrease of $1,572 in auto lease and related expenses; a decrease of $699 in rent, and others.

Income (Loss) from Operations

As a result of the foregoing, for the nine months ended August 31, 2024, income from operations amounted to $1,108,797, as compared to loss from operations of $(425,363) for the nine months ended August 31, 2023.

Other Income (Expense)

Other income includes dividends from stock dividends that amounted to $2,625 for the nine months ended August 31, 2024, and $2,550 for the nine months ended August 31, 2023.

The Company had realized losses on equity investments of $496 for the nine months ended August 31, 2024, and realized gains of $60,233 for the nine months ended August 31, 2023. The Company had unrealized gains on equity investments of $9,402 for the nine months ended August 31, 2024, and unrealized losses on equity investments of $(163,770) for the nine months ended August 31, 2023. For the nine months ended August 31, 2024, and August 31, 2023, the Company had total losses from sales of capital assets of $0 and $(74,889.00), respectively.

The Company had $3,743 interest expense for the nine months ended August 31, 2024, and $0 interest expense for the nine months ended August 31, 2023.

Income Taxes

We did not have any income tax expense for the nine months ended August 31, 2024, and August 31, 2023, since we did not have any taxable income in the periods which was not reduced by prior net operating loss carry forwards or reduced by the exclusion of any unrealized gains/(losses) on equity investments, which are excluded from our taxable income until they become realized gains/(losses) on equity investments.

Net Income (Loss)

The net gain for the nine months ended August 31, 2024, was $1,108,797 and the net loss for the nine months ended August 31, 2023, was $(425,363).

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. On August 31, 2024, and November 30. 2023, we had cash balances of $56,633 and $93,890, respectively. These funds are kept in financial institutions located in United States. We had total liabilities of $108,506 on August 31, 2024, of which $29,575 for accounts payable and accrued liabilities and $78,931 for a related party note payable. We had total liabilities of $16,214 on November 30, 2023, of which $16,214 is for accounts payable and accrued liabilities. As of August 31, 2024 and November 30. 2023, the Company had accumulated deficits of $43,425 and $756,529, respectively.

We currently have no agreements and arrangements with any person to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Cash flows from Operating Activities

Cash from operating activities was $(118,813) during the nine months ended August 31, 2024, as compared with using $(206,483) for the nine months ended August 31, 2023. The increase in cash from operating activities during the nine months ended August 31, 2024, is primarily due to the increase consulting income paid for in BHPA Inc. restricted stocks and the decrease in operating expenses described above.

Cash flows from Investing Activities

For the nine months ended August 31, 2024, the cash flows in investing activities $2,625.

For the nine months ended August 31, 2023, the cash flows in investing activities provided $119,148 in net proceeds comprised of $103,658 in proceeds provided by the sale of investment equities; $(30,125) in proceeds used in the purchase of investment equities; $46,000 in proceeds provided by the sale of capital assets; and $(385) in proceeds used in the purchase of vending machines.

Cash flows from Financing Activities

For the nine months ended August 31, 2024, the Company received $78,931 in proceeds provided by a related party loan. For the nine months ended August 31, 2023, the Company used $-0- in cash flows in financing activities.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of August 31, 2024.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 25, 2024, the Company issued its Chairman, Edward Lee, a stock option to acquire an aggregate of 1,000,000 shares of the common stock of the Company, exercisable for five (5) years at an exercise price of $0.20 per share, subject to vesting. The option vests in equal amounts over a period of one (1) year at the rate of 250,000 shares per fiscal quarter at the end of such quarter, commencing in June 2024, and pro-rated for the number of days the optionee serves on the Board during the fiscal quarter.

On June 25, 2024, the Company issued its independent director, Eugene Cha, a stock option to acquire an aggregate of 500,000 shares of the common stock of the Company, exercisable for five (5) years at an exercise price of $0.20 per share, subject to vesting. The option vests in equal amounts over a period of one (1) year at the rate of 125,000 shares per fiscal quarter at the end of such quarter, commencing in June 2024, and pro-rated for the number of days the optionee serves on the Board during the fiscal quarter.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended August 31, 2024.

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

HESTIA INSIGHT INC.
(Registrant)

Date: November 4, 2024	By:	/s/ Edward Lee
Edward Lee
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: November 4, 2024	By:	/s/ Edward Lee
Edward Lee
Chief Financial Officer (Principal Financial and Accounting Officer)