Form 10-K
period 2024-11-30
Hestia Insight Inc.
filed 2025-03-19
CIK 1813603

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2024

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

As of November 30, 2024, the last business day of the Registrant’s most recently completed fiscal year, the market value of our common stock held by non-affiliates was $4,432,530.

As of March 17, 2025, there were 27,939,260 shares of common stock, par value $0.001 per share, outstanding.

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

The Company files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, registration statements and other items with the Securities and Exchange Commission (“SEC”). In this Annual Report on Form 10-K, the language “this fiscal year” or “current fiscal year” refers to the 12-month period ended November 30, 2024.

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

Business Model

The Company provides services through its two wholly owned operating subsidiaries, Hestia Investments Inc. (“Hestia Investments”), and HSTA HEALTH INC., d/b/a Hestia Vending (“Hestia Vending”). Hestia Investments provides strategic consulting, and capital markets advisory services for select micro, small and medium sized companies within the healthcare and biotech sectors. Hestia Vending operates within the healthy food, beverage and wellness products industry and the smart vending machine industry.

Hestia Vending, operates within the healthy food, beverage and wellness products industry and the smart vending machine industry. On July 11, 2023, Hestia Vending entered into a Vending Purchase Agreement with HealthyYOU Vending LLC (“HealthyYou”) pursuant to which the Company purchased from HealthyYou ten (10) fully-automated vending machines and related equipment (the “Vending Machines”) for an aggregate purchase price of $98,745.00, in connection with the Company’s vending pilot program. The technologically advanced, unattended Vending Machines dispense healthy food and wellness products to paying customers at the point of sale, accepting cash, coin, credit or debit cards, and payments by smartphones, watches and other devices. The Company’s goal is to create a technology-driven health and wellness vending business division through its purchase and operation of the Vending Machines. In addition, on September 24, 2023, Hestia Vending entered into a strategic partnership with ChargerGoGo, Inc. (“ChargerGoGo”), a Las Vegas-based company which operates one of the largest portable phone charging networks in the US. Hestia Vending plans to introduce ChargerGoGo smart phone charging station and power bank kiosks in densely populated locations and venues for smart phone charging convenience. ChargerGoGo smart phone charging stations and power banks allow users to obtain a portable battery from any ChargerGoGo kiosk, charge their smart phones, and avoid missing an important event or meeting. ChargerGoGo portable batteries are then returned by users to any nearby ChargerGoGo kiosk.

Hestia Investments is a corporate advisory firm specializing in the biotech and healthcare sectors, offering comprehensive services to both private and public companies, focusing on U.S. capital markets transactions and investment opportunities across various industries. Its expertise encompasses business operations, corporate finance, mergers and acquisitions, and guiding companies through the process of going public in the United States. By integrating into its clients' operations, Hestia Investments provides tailored and effective advisory services. Additionally, Hestia Investments assist in identifying suitable exit strategies, including strategic acquisitions, mergers, and initial public offerings.

In addition, the Company intends to pursue the acquisition and development of healthcare-related technologies in the healthcare and biotech sectors through acquisition, licensing or joint ventures. We will also consider a third avenue of investing in certain technologies. The Company entered the healthcare sector to explore emerging healthcare technologies, especially growth companies that own and develop unique sciences and technologies.

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

	2024 Price Range		2023 Price Range
	High	Low	High	Low
First Quarter	$0.50	$0.15	$0.81	$0.45
Second Quarter	$1.02	$0.15	$0.54	$0.12
Third Quarter	$0.29	$0.10	$0.63	$0.17
Fourth Quarter	$0.20	$0.11	$0.50	$0.40

The closing sales price of the Company’s common stock as reported on November 30, 2024, was $0.15 per share.

Holders of our Common Stock

As of November 30, 2024, there were approximately 47 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form. The stock transfer agent for our securities is Signature Stock Transfer, Inc., 14673 Midway Road, Suite 220, Addison, TX 75001.

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

Issuer Purchases of Equity Securities

The Company has not repurchased its securities during the year ended November 30, 2024.

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

Business Model

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

The Company’s wholly owned operating subsidiary, Hestia Vending, operates within the healthy food, beverage and wellness products industry and the smart vending machine industry. On July 11, 2023, Hestia Vending entered into a Vending Purchase Agreement with HealthyYOU Vending LLC (“HealthyYou”) pursuant to which the Company purchased from HealthyYou ten (10) fully automated vending machines and related equipment (the “Vending Machines”) for an aggregate purchase price of $98,745.00, in connection with the Company’s vending pilot program. The technologically advanced, unattended Vending Machines dispense healthy food and wellness products to paying customers at the point of sale, accepting cash, coin, credit or debit cards, and payments by smartphones, watches and other devices. The Company’s goal is to create a technology-driven health and wellness vending business division through its purchase and operation of the Vending Machines. In addition, on September 24, 2023, Hestia Vending entered into a strategic partnership with ChargerGoGo, Inc. (“ChargerGoGo”), a Las Vegas-based company which operates one of the largest portable phone charging networks in the US. Hestia Vending plans to introduce ChargerGoGo smart phone charging station and power bank kiosks in densely populated locations and venues for smart phone charging convenience. ChargerGoGo smart phone charging stations and power banks allow users to obtain a portable battery from any ChargerGoGo kiosk, charge their smart phones, and avoid missing an important event or meeting. ChargerGoGo portable batteries are then returned by users to any nearby ChargerGoGo kiosk.

Hestia Investments is a corporate advisory firm specializing in the biotech and healthcare sectors, offering comprehensive services to both private and public companies, focusing on U.S. capital markets transactions and investment opportunities across various industries. Its expertise encompasses business operations, corporate finance, mergers and acquisitions, and guiding companies through the process of going public in the United States. By integrating into its clients' operations, Hestia Investments provides tailored and effective advisory services. Additionally, Hestia Investments assist in identifying suitable exit strategies, including strategic acquisitions, mergers, and initial public offerings.

In addition, the Company intends to pursue the acquisition and development of healthcare-related technologies in the healthcare and biotech sectors through acquisition, licensing or joint ventures. We will also consider a third avenue of investing in certain technologies. The Company entered the healthcare sector to explore emerging healthcare technologies, especially growth companies that own and develop unique sciences and technologies.

Sales and Marketing

We seek to develop new business through relationships driven by our senior management, which have extensive contacts throughout the healthcare system. Our senior management is seeking opportunities for joint ventures, strategic relationships and acquisitions in the healthcare and biotech sectors.

The Company intends to pursue the acquisition and development of healthcare-related technologies in the healthcare and biotech sectors through acquisition, licensing or joint ventures. We will also consider a third avenue of investing in certain technologies. The Company entered the healthcare sector to explore emerging healthcare technologies, especially growth companies that own and develop unique sciences and technologies.

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

Going Concern

We have a limited operating history and our continued growth is dependent upon the continuation of providing medical consulting services to our clients, generating revenue, and obtaining additional financing to fund future obligations, and pay liabilities arising from normal business operations. We had accumulated deficit of $(114,323) at November 30, 2024. The report of our independent registered public accounting firm on our financial statements for the year ended November 30, 2024, contained an explanatory paragraph regarding our ability to continue as a going concern based upon cash used in operating activities and the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These factors, among others, raised substantial doubt about our ability to continue as a going concern. Our financial statements appearing elsewhere in this report do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate significant revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company. The financial statements contained herein do not include any adjustments that might result from the outcome of this uncertainty.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about reportable segment’s profit or loss and assets that are currently required annually. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this ASU on December 1, 2024. The adoption of this ASU had no impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which enhances the transparency and decision usefulness of income tax disclosures by requiring; (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. These amendments are to be applied prospectively, with retrospective application permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Year Ended November 30, 2024, and the Year Ended November 30, 2023.

Revenue

During the year ended November 30, 2024, total revenues amounted to $1,249,884. For the year ended November 30, 2023, revenue was $113,413. The increase of $1,136,471 in revenue was due to an increase in consulting revenue.

Operating Expenses

For the years ended November 30, 2024, 2023, general and administrative expenses were $398,355 and $415,061, respectively. The decline in general and administrative expenses amount was largely due to a reduction in professional fees to $126,804 for the year ended November 30, 2024 compared to professional fees of $244,312 for the year ended November 30, 2023.

Other Income and Expenses

The Company recognized changes in fair value of equity securities of $(115,524) and ($122,359) during the years ended November 30, 2024 and 2023, respectively. The change is the result of declines in the fair value of the out investments in equity securities as a result of the changing prices in the markets in which these securities are traded.

During the year ended November 30, 2023 the Company sold certain fixed assets and recognized a loss of $74,889. There were no sales of fixed assets during the year ended November 30, 2024.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. On November 30, 2024 and 2023, we had cash balances of $41,163 and $93,890, respectively. These funds are kept in financial institutions located in United States. We had total liabilities of $206,306 for the year ended November 30, 2024, of which $81,969 is payable to a related party, and $16,214 for the year ended November 30, 2023,. As of November 30, 2024, and 2023, the Company had accumulated deficits of $(114,323) and $(756,528), respectively.

We currently have no agreements and arrangements with any person to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Cash flows from Operating Activities

Operating activities used $168,805 in cash for the year ended November 30, 2024, as compared with using $278,214 for the year ended November 30, 2023. These uses of cash from operating activities are mainly the result from the receipt of equity securities as payment for services provided income of $1,147,884 for the year ended November 30, 2024, and a net loss of $(500,405) for the year ended November 30, 2023.

Cash flows from Investing Activities

For the year ended November 30, 2024, the Company’s net cash flow provided by investing activities was $37,147, and for the year ended November 30, 2023, the Company’s net cash flow used by investing activities was $119,148.

For the year ended November 30, 2024, the Company used $16,198 to purchase investment equities and received $53,345 from the sale of investment equities.

For the year ended November 30, 2023, the Company used $30,125 to purchase investment equities and received $103,658 from the sale of investment equities.

Cash flows from Financing Activities

For the year ended November 30, 2024, the Company received $78,931 of net cash for financing activities, and for the year ended November 30, 2023, the Company was provided $-0- of cash flow from financing activities.

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

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company generated net income of $642,205 for the year ended November 30, 2024, and a net loss of $500,405 for the year ended November 30, 2023. The Company had accumulated deficits of $114,323 and $756,528 as of November 30, 2024 and 2023, respectively. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of November 30, 2024.

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

With the participation of our Chief Executive Officer and Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2024 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of November 30, 2024 based on the COSO framework criteria. Management has identified control deficiencies as follows:

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended November 30, 2024 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended November 30, 2024 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls

During the fiscal quarter ended November 30, 2024, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

As previously reported, on January 4, 2023, the size of the Board of Directors of the Company was increased from one to two and Eugene Cha was appointed as an independent director of the Company.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and positions of our current executive officers and directors.

Name	Age	Position
Edward C. Lee	72	Chief Executive Officer, President, Chief Financial Officer, Treasurer, Secretary, and Chairman of the Board
Eugene Cha	69	Director

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

Eugene Cha, Independent Director

On January 4, 2023, Mr. Eugene Cha was appointed as an independent director of the Company. Mr. Cha is a seasoned attorney who specializes in cross-border business and investment transactions, as well as having served as a board member to numerous international businesses. Mr. Cha’s experience as an independent board member includes serving on the boards of financial services and fund management companies, including Founder Fubon Fund Managements Co., Ltd., Xiaman Bank, and Core Pacific Yamaichi Securities Co., Ltd., and on the boards of biotechnology companies and a conglomerate which owns publicly listed petrochemical and construction companies in Taiwan. In addition, Mr. Cha previously served as chief counsel for Core Pacific Group, a major conglomerate in Taiwan. Mr. Cha earned his Bachelor of Laws degree from National Taiwan University and a Master of Comparative Law degree from the University of Michigan.

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

Section 16(a) Compliance

Section 16(a) of the Securities Exchange Act of 1934, requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. During the year ended November 30, 2024, our officers, directors and 10% stockholders were not required to make filings pursuant to Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION

Executive Officers’ Compensation

The following table sets forth information concerning the annual and long-term compensation earned by or paid to our Chief Executive Officer and to other persons who served as executive officers during the fiscal year ended November 30, 2024, or who earned compensation exceeding $100,000 during fiscal year 2024 (the “named executive officers”), for services as executive officers for the last two fiscal years.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Stock Award ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)		Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Edward Lee, CEO	2024	-0-	-0	-	-0	-	-0	-	-0-	-0-	-0-

Outstanding Equity Awards at Fiscal Year-End Table

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

Employment Agreements

None.

Director Compensation

The following table sets forth director compensation as of November 30, 2024:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Edward Lee	-0-	-0-	160,000	-0-	-0-	-0-	-0-
Eugene Cha	-0-	-0-	80,000	-0-	-0-	-0-	-0-

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

Option Exercises

There were no options exercised by our named officers or directors during the years ended November 30, 2024, and 2023.

Compensation of Directors

For the years ended November 30, 2024, and 2023 our directors received $-0- and $-0-, respectively.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of March 19, 2025, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. The address for each person is c/o Hestia Insight Inc., 400 S. 4th Street, Suite 500, Las Vegas, NV 89101.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock (1)
Edward Lee and affiliated persons and entities (2) (4)	19,074,200	68.27%
Eugene Cha (3) (4)	60,000	*
All Executive Officers and Directors as a group (2 people)	19,134,200	68.48%

*	Less than 1%

(1)	Based on 27,939,260 shares of common stock outstanding as of March 19, 2025. Under the rules of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days of March 19, 2025. Unless otherwise indicated by footnote, the named entities or individuals have sole voting and investment power with respect to the shares of common stock beneficially owned.
(2)	Includes (i) 8,278,200 shares of common stock held individually, (ii) 9,566,000 shares of common stock held by ECL Capital Partners Corp., (iii) 1,230,000 shares of common stock held by Mr. Lee’s wife, Sherry Lee. And (iv) 1,000,000 options to acquire common stock held by Mr. Lee. Mr. Lee is the CEO and has sole voting control over the shares of common stock of the Company held by ECL Capital Partners Corp.
(3)	Includes options to acquire 560,000 shares of common stock exercisable at $3.50 per share.
(4)	Current officer and/or director of the Company.

No Director, executive officer, affiliate or any owner of record or beneficial owner of more than 5% of any class of voting securities of the Company is a party adverse to the Company or has a material interest adverse to the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the fiscal year ended November 30, 2024, we had securities authorized for issuance and outstanding awards under our 2021 Stock Incentive Plan:

	Number of securities to be issued upon exercise of outstanding options and warrants		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	1,580,000	(1)	$0.34	3,420,000
Equity compensation plans not approved by security holders	-		-	-
Total	1,580,000		$0.34	3,420,000

(1)	During the year ended November 30, 2024, we had awards outstanding under the 2021 Stock Incentive Plan. As of the end of fiscal year 2024, we had 1,580,000 shares of our common stock issuable upon the exercise of outstanding options granted pursuant to the 2021 Stock Incentive Plan. The securities available under the 2021 Stock Incentive Plan for issuance and issuable pursuant to exercises of outstanding options may be adjusted in the event of a change in outstanding stock by reason of stock dividend, stock splits, reverse stock splits, etc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions since the beginning of the 2024 fiscal year, or any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of its total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Transactions with Related Persons

On January 15, 2024, the Company entered into a $50,000 note payable to ECL Capital Partners Corp, a related party. The loan was to be repaid in full on January 15, 2025, with interest payable on the unpaid principal at the rate of 6.00 percent per annum. The loan has been extended until January 15, 2026.

During the nine months ended May 31, 2024 an additional loan of $3,931 from Mr. Edward C. Lee was received as a short-term loan, bearing no interest.

On August 25, 2024, the Company entered into a $25,000 note payable to ECL Capital Partners Corp, a related party. The loan is to be repaid in full on August 24, 2025, with interest payable on the unpaid principal at the rate of 6.00 percent per annum.

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

Director Independence

The Board of Directors has determined, after considering all the relevant facts and circumstances, that during the fiscal year ended November 30, 2024, Mr. Eugene Cha was an independent director, as “independence” is defined in the federal securities laws and the Nasdaq Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Victor Mokuolu, CPA PLLC served as our independent auditors for the years ended November 30, 2024 and 2023. The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended November 30, 2024, and 2023.

	November 30, 2024	November 30, 2023
Audit Fees	$22,000	$63,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Totals	$22,000	$63,000

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

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2024 or 2023.

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

Hestia Insight Inc.

Dated: March 19, 2025	By:	/s/ Edward Lee
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

Signature	Title	Date

/s/ Edward Lee	Chief Executive Officer, Chief Financial Officer and Director	March 19, 2025
Edward Lee	(Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Hestia Insight, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hestia Insight, Inc. (the Company) as of November 30, 2024, and November 30, 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows for the two years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2024, and November 30, 2023, and the results of its operations and its cash flows for the two years ended November 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s ability to continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had an accumulated deficit of $114,323 as of November 30, 2024. The Company had insufficient cash on hand to meet its expected operating costs for the next twelve months. While the Company generated significant revenues during the year ended November 30, 2024, these revenues are largely non-cash in nature and therefore do not result in sufficient cash receipts from operations needed to fund operations. These factors, among others, raised substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as, evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2023.

Houston, Texas

March 19, 2025

PCAOB ID: 6771

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

HESTIA INSIGHT INC.

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	November 30, 2024	November 30, 2023
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$41,163	$93,890
Investments in equities	1,068,219	73,006
Accounts receivable	14,660	-
Total current assets	1,124,042	166,896

FIXED ASSETS:
Vending machines; net of accumulated depreciation of $10,147 and $6,510 as of November 30, 2024, and November 30, 2023, respectively.	8,390	27,442
Charger Go-Go machines	14,203	-
Total fixed assets	22,593	27,442

TOTAL ASSETS	$1,146,635	$194,338

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$32,450	$16,214
Accrued interest, related party	3,038	-
Provision for federal income taxes payable	91,887	-
Notes payable, related party	78,931	-
Total current liabilities	206,306	16,214

TOTAL LIABILITIES	206,306	16,214

STOCKHOLDERS’ EQUITY:
Common stock, par value $0.001 per share; 285,000,000 shares authorized; 27,939,260 and 27,939,260 shares issued and outstanding as of November 30, 2024, and November 30, 2023, respectively.	27,939	27,939
Series B common stock, par value $0.001 per share; 5,000,000 shares authorized; --0- and -0- issued and outstanding as of November 30, 2024, and November 30, 2023, respectively.	-	-
Treasury stock, 5,100,000 and 5,100,000 shares as of November 30, 2024, and November 30, 2023, respectively.	5,100	5,100
Additional paid in capital	1,021,613	901,613
Accumulated deficit	(114,323)	(756,528)
Total stockholders’ equity	940,329	178,124

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,146,635	$194,338

The accompanying notes are an integral part of these audited consolidated financial statements.

HESTIA INSIGHT INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended November 30,
	2024	2023
REVENUE:
Consulting revenue	$1,249,884	$113,413

OPERATING EXPENSE:
Selling, general and administrative expense	398,355	415,061
Allowance for credit losses	-	5,185
Total operating expense	398,355	420,246

OPERATING INCOME/(LOSS)	851,529	(301,648)

OTHER INCOME/(EXPENSE):
Interest & dividend income	1,125	3,676
Interest expense	(3,038)	-
Gain (loss) on sale of capital assets	-	(74,889)
Change in fair value of investments	(115,524)	(122,359)
Total other income/(expense)	(117,437)	(193,572)

INCOME/(LOSS) BEFORE TAXES	734,092	(500,405)

Provision for federal income taxes	91,887	-

NET INCOME/(LOSS)	$642,205	$(500,405)

Basic and diluted net income/(loss) per common share	$0.02	$(0.02)
Weighted average common shares outstanding – Basic and Diluted	27,939,260	27,939,260

The accompanying notes are an integral part of these audited consolidated financial statements.

HESTIA INSIGHT INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED NOVEMBER 30, 2024 AND 2023

	Common Stock par value $0.001		Treasury Stock	Additional Paid In	Accumulated Earnings/	Total Stockholders’
	Shares	Amount	$	Capital	(Deficit)	Equity
Balance November 30, 2022	27,939,260	$27,939	$5,100	$901,613	$(256,123)	$678,529
Net Loss	-	-	-	-	(500,405)	(500,405)
Balance November 30, 2023	27,939,260	$27,939	$5,100	$901,613	$(756,528)	$178,124
Stock based compensation	-	-	-	120,000	-	120,000
Net Income	-	-	-	-	642,205	642,205
Balance November 30, 2024	27,939,260	$27,939	$5,100	$1,021,613	$(114,323)	$940,329

The accompanying notes are an integral part of these audited consolidated financial statements.

HESTIA INSIGHT INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended November 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss)	$642,205	$(500,405)
Adjustments to reconcile net income/(loss) to operating cash flows:
Depreciation expense	4,849	13,233
Allowance for credit losses	-	5,185
Stock based compensation	120,000	-
Realized loss (gain) on sale of capital assets	-	74,889
Change in fair value of investment equity securities	115,524	122,359
Receipt of equity securities for services	(1,147,884)	-
Changes in operating asset and liability account balances:
Accounts receivable and accrued interest receivable	(14,660)	-
Accounts payable and accrued liabilities	16,236	6,525
Accrued interest related party	3,038	-
Provision for federal income taxes payable	91,887	-
NET CASH USED IN OPERATING ACTIVITIES	$(168,805)	$(278,214)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds provided by (used in) purchase of equipment leased to others	-	-
Purchase fixed assets		(385)
Proceeds from sale of fixed assets		46,000
Purchase of investment securities	(16,198)	(30,125)
Proceeds from sale of investment securities	53,345	103,658
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	$37,147	$119,148

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, related party	78,931	-
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	$78,931	$-

NET INCREASE (DECREASE) IN CASH	(52,727)	(159,066)
CASH – BEGINNING OF YEAR	93,890	252,956
CASH – END OF YEAR	$41,163	$93,890

The accompanying notes are an integral part of these audited consolidated financial statements.

HESTIA INSIGHT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2024

Note 1 – Organization and basis of accounting

Nature of Organization

Hestia Insight Inc., (“Hestia”) was incorporated in the State of Nevada on November 19, 2003. The Company is focused primarily on the healthcare and biotech sectors through the Company’s two wholly owned operating subsidiaries, Hestia Investments Inc. (“Hestia Investments”), and HSTA HEALTH INC., d/b/a Hestia Vending (“Hestia Vending”). Hestia Investments provides strategic consulting, management, and capital markets advisory services for select micro, small and medium sized companies within the healthcare and biotech sectors. Hestia Vending operates within the healthy food, beverage and wellness products industry and the smart vending machine industry.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Hestia Insight Inc.) consolidated with the accounts of its wholly owned subsidiaries Hestia Investments, Inc., a Wyoming corporation and HSTA Health, Inc., d/b/a Hestia Vending, a Nevada corporation. In these notes, the terms “Company” “us,” “we” or “our” refers to Hestia and its consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Reclassification of prior year presentation

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. The effect of these reclassifications had no impact on the accompanying consolidated financial statements.

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

We have a limited operating history and our continued growth is dependent upon the continuation of providing medical consulting services to our clients, generating revenue, and obtaining additional financing to fund future obligations, and pay liabilities arising from normal business operations. We had accumulated deficits of $(114,323) at November 30, 2024. We have insufficient cash on hand to meet our expected operating costs for the next twelve months. While we have generated significant revenues, these revenues are largely non cash in nature and therefore do not result in sufficient cash receipts from operations needed to fund operations. These factors, among others, raised substantial doubt about our ability to continue as a going concern. Our financial statements appearing elsewhere in this report do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate significant revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company. The financial statements contained herein do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 2 – Summary of significant accounting policies

Cash and Cash Equivalents

For purposes of reporting within the balance sheets and the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, cash on deposit in attorney trust accounts, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents. The Company’s cash balances may at times exceed federally insured limits of $250,000. Management mitigates this risk through the use of large financial institutions which management believes are have a high credibility.

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

Our consulting revenues currently consist of consulting contracts for professional services for the implementation of strategic goals that are performed over a stated period of time. Specifically, the Company offers comprehensive services to both private and public companies, focusing on U.S. capital markets transactions and investment opportunities across various industries. Our expertise encompasses business operations, corporate finance, mergers and acquisitions, and guiding companies through the process of going public in the United States. We recognize income for each contract on a pro-rata basis over the stated period of time as we satisfy a performance obligation.

Stock-Based Compensation

Stock-Based Compensation - The Company may grant stock options, restricted share units (“RSUs”) and warrants to employees, officers, directors, or consultants. The Company accounts for such issuances in accordance with the provisions of FASB ASC Topic 718, Compensation – Stock Compensation.

The Company recognizes compensation costs for stock option awards to employees, officers and directors based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used to estimate the fair value of the stock options granted using the Black-Scholes option-pricing model are the expected term of the award, the underlying stock price volatility, the risk-free interest rate, and the expected dividend yield. The Company accounts for forfeitures as they occur.

The Company records stock-based compensation for services received from non-employees in accordance with ASC 718, Compensation—Stock Compensation Non-Employees. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to consultants and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued and are recognized over the consultants’ required service period, which is generally the vesting period.

The Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. Accordingly, the Company has elected to use the “simplified method” to estimate the expected term of its share-based awards. The simplified method computes the expected term as the sum of the award’s vesting term plus the original contractual term divided by two.

Subsequent Events

The Company evaluated subsequent events through the date when these financial statements are issued for disclosure consideration.

Adoption of Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about reportable segment’s profit or loss and assets that are currently required annually. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this ASU on December 1, 2024. The adoption of this ASU had no impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which enhances the transparency and decision usefulness of income tax disclosures by requiring; (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. These amendments are to be applied prospectively, with retrospective application permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

The Company currently believes there are no other issued and not yet effective accounting standards that are materially relevant to our consolidated financial statements.

Note 3 – Investment in Equities

The Company holds investments in equity securities of publicly listed companies. The Company remeasures any equity securities held at each reporting period and recognizes a gain or losses for any changes in the fair value of those equity securities. The Company determines the fair value of its equity securities using quoted market prices for markets which it can access. The following tables present the Company’s equity securities by class within the fair value hierarchy established in ASC 820.

As of November 30, 2024
Class	Level 1	Level 2	Level 3
Mutual fund	$7,845	$-	$-
Common stock	1,060,374	-	-
Total	$1,068,219	$-	$-

As of November 30, 2023
Class	Level 1	Level 2	Level 3
Mutual fund	$38,250	$-	$-
Common stock	34,756	-	-
Total	$73,006	$-	$-

As of November 30, 2024 and 2023, 100% and 97%, respectively, were concentrated in a single entities’ common stock. As of November 30, 2024 and 2023, the Company’s held only a single mutual fund investment.

Note 4 – Income Taxes

The provision (benefit) for income taxes for year ended November 30, 2024 and the year ended November 30, 2023 consist of the following:

	Nov. 30, 2024	Nov. 30, 2023
Current:
Federal	$91,887	$-
State	-	-
Total Current	$91,887	$-
Deferred:
Federal	$-	$-
State	-	-
Change in valuation	-	-
Total provision (benefit)	$-	$-

The income tax provision (benefit) differs from the amount computed by applying the U.S. federal statutory tax rate of 21% in 2024 and 2023 to net income (loss) before income taxes for the year ended November 30, 2024 and November 30, 2023 and adjusting for the following:

	Nov. 30, 2024		Nov. 30, 2023
Computed expected tax provision (benefit)	$154,159	21%	$(105,085)	21%
Permanent differences	49,815	7%	-	-
Temporary differences	-	-	-	-
Increase (utilization) of net operating loss carryforward	(112,087)	(20)%	105,085	(21)%
Federal income tax provision	$91,887	8%	$-	-

The Company has evaluated its tax positions in accordance with ASC 740, Income Taxes, and has identified an uncertain tax position related to the treatment of nonqualified stock options (“NQSOs”). Specifically, the Company has historically treated certain tax deductions associated with NQSOs as a permanent tax difference for financial reporting purposes. Management has determined that there is uncertainty regarding whether these deductions should instead be treated as temporary differences, which could impact the recognition and measurement of deferred tax assets and liabilities.

As of November 30, 2024, the Company has an unrecognized deferred tax liability of $25,200, which represents management’s best estimate of the potential deferred tax liability associated with this position. The Company has instead included this amount within 'provision for federal income taxes payable' on the consolidated balance sheet as of November 30, 2024. The Company has not recorded any interest or penalties related to this uncertain tax position in the financial statements. If the tax authorities were to successfully challenge the Company’s position, it could result in a decrease in the current provision for federal income taxes due to this potential timing difference.

The Company evaluates uncertain tax positions on an ongoing basis, considering new information and developments in tax law. While the ultimate outcome of this matter cannot be predicted with certainty, management believes that its tax position is supportable and that any adjustments resulting from a potential unfavorable resolution would not have a material adverse effect on the Company’s consolidated financial statements.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and, if necessary, in various state and local jurisdictions. All tax years from 2020 to 2024 are subject to examination. As of November 30, 2024, the Company’s net operating loss carryforwards are $-0-.

Note 5 – Related party transactions

On January 15, 2024, the Company entered into a $50,000 note payable to ECL Capital Partners Corp, a related party. The loan was to be repaid in full on January 15, 2025, with interest payable on the unpaid principal at the rate of 6.00 percent per annum. The loan has been extended until January 15, 2026.

During the nine months ended May 31, 2024 an additional loan of $3,931 from Mr. Edward C. Lee was received as a short-term loan, bearing no interest.

On August 25, 2024, the Company entered into a $25,000 note payable to ECL Capital Partners Corp, a related party. The loan is to be repaid in full on August 24, 2025, with interest payable on the unpaid principal at the rate of 6.00 percent per annum.

For the year ended November 30, 2023, the Company had no related party transactions.

Note 6 – Note Receivable

As of November 30, 2024, the total outstanding balance of $0 in principal and 6% simple interest in an unsecured line of credit due from Patient Access Solutions, Inc. was written off and the line of credit was cancelled due to lack of payment.

Note 7 – Common Stock

On January 20, 2023, the Company issued 15,000 shares to an unrelated independent contractor valued at $48,750 for services valued at $48,750.

On February 15, 2023, pursuant to an offering under Regulation A, the Company issued 8,060 shares to unrelated new shareholders for $26,195 in cash.

There were no shares of common stock issued for the year ending November 30, 2024.

Note 8 – Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, par value $.00001 per share (the “Preferred Stock”). As of November 30, 2024, no shares of Preferred Stock were issued and outstanding.

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

The Company recognizes compensation costs for those shares expected to vest on a straight-line basis over the requisite service period of the awards. During the years ended November 30, 2024 and 2023, the Company recognized $120,000 and $-0- in stock based compensation related to the vesting of issued stock options. The fair values of option awards granted during the years ended November 30, 2024 and 2023, were estimated using a Black-Sholes option pricing model under the following assumptions:

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

The status of the options issued under the foregoing option plans as November 30, 2024 and 2023, and changes during the years then ended were as follows:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding at November 30, 2023	80,000	$3.06	2.52	$-
Exercised	-
Expired	-
Forfeited	-
Granted	1,500,000	0.20	4.82	-
Outstanding as of November 30, 2024	1,580,000	$0.34	4.70	$-

As of November 30, 2024, 750,000 options remain unvested with remaining compensation of $120,000 which will be recognized by May 2025.