Form 10-Q
period 2025-02-28
Hestia Insight Inc.
filed 2025-06-03
CIK 1813603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 024-11289

HESTIA INSIGHT INC.

(Exact name of Registrant as specified in its charter)

Nevada	85-0994055
(State of incorporation)	(I.R.S. Employer Identification No.)

732 S. 6th Street #4762

Las Vegas, NV 89101

(Address of principal executive offices) (zip code)

(516) 212-0727

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

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

(Title of class)

As of June 03, 2025, 27,939,260 shares of common stock, par value $0.001 per share, were issued and outstanding.

HESTIA INSIGHT INC.

FORM 10-Q

February 28, 2025

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

HESTIA INSIGHT INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of February 28, 2025 (Unaudited) and November 30, 2024 (Unaudited)

	February 28, 2025	November 30, 2024
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$37,960	$41,163
Investments in equities	801,174	1,068,219
Accounts Receivable; net of allowance for doubtful accounts of $0 and $0 as of February 28, 2025, and November 30, 2024, respectively.	8,000	14,660
Total current assets	847,134	1,124,042

FIXED ASSETS:
Vending machines; net of accumulated depreciation of $11,708.75 and $10,147 as of February 28, 2025 and November 30, 2024,	8,040	8,390
Charger Go-Go machines	0	14,203
Total fixed assets	8,040	22,593

OTHER ASSETS:

TOTAL ASSETS	$855,174	$1,146,635

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$34,631	$32,450
Accrued interest, related party	16,690	3,038
Federal income taxes payable	91,887	91,887
Notes Payable, related party	103,931	78,931
Total current liabilities	247,139	206,306

LONG TERM LIABILITIES:

TOTAL LIABILITIES	247,139	206,306

STOCKHOLDERS’ EQUITY:
Common stock, par value $0.001 per share; 285,000,000 shares authorized; 27,939,260 and 27,939,260 shares issued and outstanding as of February 28, 2025, and November 30, 2024, respectively.	27,939	27,939
Cancelled Shares, 5,100,000 and 5,100,000 shares as of February 28, 2025, and November 30, 2024, respectively [Note 7 and Note 8].	5,100	5,100
Additional paid in capital	1,081,613	1,021,613
Accumulated earnings/(deficits)	(506,617)	(114,323)
Total stockholders’ equity	608,035	940,329

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$855,174	$1,146,635

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HESTIA INSIGHT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended February 28, 2025 and February 29, 2024 (Unaudited)

	For the Three Months Ended
	February 28, 2025		February 29, 2024
REVENUE:
Consulting revenue	$		$38,000
Total revenue			38,000

COST OF REVENUE:
Cost of revenue		-	-
Total cost of revenue		-	-

GROSS PROFIT			38,000

OPERATING EXPENSE:
Selling, general and administrative expense		110,669	72,851
Allowance for credit losses		-	-
Total operating expense		110,669	72,851

OPERATING INCOME/(LOSS)		(110,669)	(34,851)

OTHER INCOME/(EXPENSE):
Interest & dividend income		75	1,125
Gain (loss) on sale of capital assets		(14,203)	-
Change in fair value of investments		(259,500)	-
Realized gain/(loss) on equity investments		435	-
Unrealized gain/(loss) on equity investments		-	9,402
Interest expense		(1,773)	(375)
Bad debt expense		(6,660)	-
Total other income/(expense)		(281,626)	10,152

INCOME/(LOSS) BEFORE TAXES		(392,295)	(24,699)

Provision for federal income taxes			-

NET INCOME/(LOSS)		$(392,295)	$(24,699)

Basic net income/(loss) per common share		$(0.001)	$(0.001)
Diluted net income/(loss) per common share		$(0.001)	$(0.001)
Ave. common shares outstanding – Basic and Diluted		27,939,260	27,939,260

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HESTIA INSIGHT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended February 28, 2025 and February 29, 2024 (Unaudited)

	Common Stock par value $0.001		Cancelled Shares	Additional Paid In	Accumulated Earnings/	Total Stockholders’
	Shares	Amount	$	Capital	(Deficit)	Equity
Balance November 30, 2024	27,939,260	$27,939	$5,100	$1,021,613	$(114,323)	$940,329

Stock Compensation				60,000		60,000

Net Loss for the period		-	-	-	(392,295)	(392,295)

Balance February 28, 2025	27,939,260	$27,939	$5,100	$1,081,613	$(506,617)	$608,035

Balance November 30, 2023	27,939,260	$27,939	$5,100	$901,613	$(756,528)	$178,124

Net Loss for the period		-	-	-	(24,699)	(24,699)

Balance February 29, 2024	27,939,260	$27,939	$5,100	$901,613	$(781,227)	$153,425

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HESTIA INSIGHT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended February 28, 2025 and February 29, 2024 (Unaudited)

	For the Three months Ended
	Feb. 28, 2025	Feb. 29, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss)	$(392,295)	$(24,699)
Adjustments to reconcile net income/(loss) to operating cash flows:
Stock Based Compensation	60,000	-
Unrealized loss (gain) on investment equities	259,200	(9,402)
Gain/Loss sales of assets	14,203	-
Credit Card Payable		-
Depreciation expense	350	1,212
Bad Debt Expense	6,660
Changes in operating asset and liability account balances:
Accounts receivable and lease interest receivable		(8,000)
Accounts payable and accrued interest payable	15,835	(5,145)
NET ADJUSTMENTS	356,248	(21,335)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	$(36,047)	$(46,034)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds (used in) purchase of investment equities	7,845	-
Proceeds provided by investment equities	-	-
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	$7,845	$-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds provided by related party loan	25,000	50,000
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	$25,000	$50,000

NET INCREASE (DECREASE) IN CASH	(3,202)	3,966
CASH – BEGINNING OF PERIOD	41,163	93,890
CASH – END OF PERIOD	$37,959	$97,856

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HESTIA INSIGHT INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2025

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

Reclassification of prior year presentation

Cash flows for February 28, 2025, have been reclassified for consistency with current year presentation. These reclassifications had no effect on the reported net decrease in cash as of February 28, 2025.

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

Description	How Acquired	Readily Determinable Fair Value	Cost	Current Change	Cumulative Impairments	Prior Cumulative Adjust.	February 28, 2025 Bal. Sheet Value
235,636,253 shares of unrestricted common stock in BHPA, Inc (“BHPA” on OTCMarkets.com)	Consulting Income	Yes	$1,298,837	$259,200	$0	$238,463	$801,174

Totals			$1,298,837	$259,200	$0	$238,463	$801,174

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

The provision (benefit) for income taxes for three months ended February 28, 2025, consists of the following:

February 28, 2025
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

	February 28, 2025		February 29, 2024
Net income (loss) before taxes		$(392,295)	$(24,699)
US federal income tax rate		21%	21%

Computed expected tax provision (benefit)		(82,328)	(5,187)
Permanent differences		-	-
Timing differences		54,495	5,187
Valuation allowance on NOL carryforwards		27,833	-
Federal income tax provision	$		$-

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and, if necessary, in various state and local jurisdictions. All tax years from 2017 to 2024 are subject to examination.

Note 5 – Related Party Transactions

On January 15, 2024, the Company entered into a $50,000 note payable to ECL Capital Partners Corp, a related party. The loan was to be repaid in full on January 15, 2025, with interest payable on the unpaid principal at the rate of 6.00 percent per annum. The loan has been extended until January 15, 2026.

During the last year in May, 2024 an additional loan of $3,931 from Mr. Edward C. Lee was received as a short-term loan, bearing no interest.

On August 25, 2024, the Company entered into a $25,000 note payable to ECL Capital Partners Corp, a related party. The loan is to be repaid in full on August 24, 2025, with interest payable on the unpaid principal at the rate of 6.00 percent per annum.

For the year ended November 30, 2024, the Company had no related party transactions

On February 17, 2025, the Company entered into a $25,000 note payable to ECL Capital Partners Corp, a related party. The loan is to be repaid in full on February 17, 2026, with interest payable on the unpaid principal at the rate of 6.00 percent per annum.

Note 6 – Notes and Lines of Credit Receivable

During the three months ended February 28, 2025, and the year ended November 30, 2024, the Company had no notes or lines of credit receivable.

Note 7 – Common Stock

During the three months ended February 28, 2025, and the year ended November 30, 2024,the Company issued no common stock.

Note 8 – Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, par value $.00001 per share (the “Preferred Stock”). As of February 28, 2025, and November 30, 2024, no shares of Preferred Stock were issued and outstanding.

On November 21, 2019, Hestia Investments returned to the Company for cancellation its 10,000,000 shares of Preferred Stock and, accordingly, the Company cancelled the remaining outstanding 10,000,000 shares of Preferred Stock.

Note 9 – Options to Acquire Common Stock

On December 15, 2022, the Company issued Dr. T.Z. (Ted) Chuang, Advisory Board member, a stock option to acquire an aggregate of 10,000 shares of the common stock of the Company, exercisable for five (5) years at an exercise price of $0.50 per share, subject to vesting. The option vests in equal amounts over a period of one (1) year at the rate of two thousand five hundred (2,500) shares per fiscal quarter at the end of such quarter, commencing in the quarter in which the optionee enters into the grant agreement, and pro-rated for the number of days the optionee serves on the Board of Advisors during the fiscal quarter.

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

The Company recognizes compensation costs for those shares expected to vest on a straight-line basis over the requisite service period of the awards. During the First Quarter ended February 28, 2025 and 2024, the Company recognized $60,000 and $-0- in stock based compensation related to the vesting of issued stock options.

	Low	High
Rate	4.01%	4.01%
Volatility	1592.16%	1592.16%
Stock price	$0.16	$0.16
Exercise price	$0.20	$0.20
Term (years)	5.00	5.00

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

Black-Scholes option-pricing model. The Company recognizes the expense related to stock options it has provided individuals to acquire its common stock over the requisite service period (usually the vesting period of one year), utilizing the Black-Scholes option-pricing model. The volatility component of the calculation is based on the historic volatility of the Company’s stock, or the expected future volatility and it is assumed to be 1592.16%. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve for two years in effect at the time of grant and is considered to be 4.45% and the stock price is considered to be $0.16 per share, the closing stock price as of June 25, 2024.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Hestia Insight Inc. for the three months ended February 28, 2025, and February 29, 2024, should be read in conjunction with the Hestia Insight Inc. unaudited consolidated financial statements and the notes thereto contained elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on March 14, 2024. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Going Concern

We have a limited operating history, and our continued growth is dependent upon the continuation of providing medical consulting services to our clients, generating revenue, and obtaining additional financing to fund future obligations, and pay liabilities arising from normal business operations. We had accumulated deficits of $(506,617) at February 28, 2025. The report of our independent registered public accounting firm on our financial statements for the year ended November 30, 2024, contained an explanatory paragraph regarding our ability to continue as a going concern based upon cash used in operating activities and the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These factors, among others, raised substantial doubt about our ability to continue as a going concern. Our financial statements appearing elsewhere in this report do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate significant revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company. The financial statements contained herein do not include any adjustments that might result from the outcome of this uncertainty.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three Months ended February 28, 2025, and February 29, 2024

Revenue

For the three months ended February 28, 2025, total revenues is zero. For the three months ended February 29, 2024, revenue was $38,000, all of which consisted of consulting revenue. The limited amount of revenue was due to our current emphasis on planning and preparation for our future revenue.

Cost of Revenue

Cost of revenue includes the cost of internal labor and related benefits, travel expenses related to consulting services, subcontractor costs, other related consulting costs, and other overhead costs. These costs are recorded as operating expenses. For the three months ended February 28, 2025, and February 29, 2024, there were no costs of revenue.

Operating Expenses

For the three months ended February 28, 2025 operating expenses were $110,669 representing an increase of $37,818 over the operating expenses of $72,851 for the three months ended February 29, 2024. This decrease in operating expenses was mainly driven by a decrease in professional fees related to becoming and being a public company plus our current emphasis on reducing costs.

For the three months ended February 28, 2025, and February 29, 2024, operating expenses consisted of the following:

	For the Three months ended February 28, 2025		For the Three months ended February 29, 2024
Selling expenses	$		$520
Professional fees		24,749	41,918
Other general and administrative expenses		85,920	30,412
		$110,669	$72,851

●	Our selling expenses mainly include our marketing and sales staff’s salaries and related benefits, plus travel and entertainment costs incurred by our sales department. Selling expenses totalled and $0 for the three months ended February 28, 2025 and $520 for the three months ended February 29, 2024. Selling expense as a percentage of revenue for the three months ended February 28, 2025 is 0%, and for the three months ended February 29, 2024, it was 1.4%

●	Professional fees primarily consisted of accounting fees, legal service fees, consulting fees, investor relations service charges, OTC markets application and listing fees and other fees incurred for services related to becoming and being a public company. For the three months ended February 28, 2025 and February 29, 2024, professional fees amounted to $24,749 and $41,918, respectively, a decrease of $17,169 or 40%. We expect professional fees to be significant as we incur significant costs associated with our public company reporting requirements, and costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission.

●	Other general and administrative expenses mainly consisted of wages and payroll taxes of our employees, compensation to our officers and board members, automobile expenses, office supplies, rent, bank service charges, depreciation, and other miscellaneous items. Other general and administrative expenses totalled $85,920 for the three months ended February 28, 2025 as compared to $30,412 for the three months ended February 29, 2024, an increase of $55,508.

Income (Loss) from Operations

As a result of the foregoing, for the three months ended February 28, 2025, loss from operations amounted to $(110,669), as compared to loss from operations of $(34,851) for the three months ended February 29, 2024.

Other Income (Expense)

Other income includes dividends and interest income/Bad debt Expense from stock dividends and bank deposits that amounted to $281,626 and $10,152, for the three months ended February 28, 2025 and February 29, 2024, respectively.

The Company had realized gains on equity investments of $435 for the three months ended February 28, 2025 and $0 for the three months ended February 29, 2024.

Note: 2/28/2025- The Company had unrealized gains on equity investments of $259,500 for the three months ended February 28, 2025, and unrealized losses on equity investments of $9,402 for the three months ended February 29, 2024. For the three months ended February 28, 2025, and February 29, 2024, the Company $-0- sales of capital assets for each period.

The Company had $1,773 interest expense for the three months ended February 28, 2025 and $375 interest expense for the three months ended February 29, 2024.

Income Taxes

We did not have any income tax expense for the three months ended February 28, 2025 and February 29, 2024, since we did not have any taxable income in the periods which was not reduced by prior net operating loss carry forwards or reduced by the exclusion of any unrealized gains/(losses) on equity investments, which are excluded from our taxable income until they become realized gains/(losses) on equity investments.

Net Income (Loss)

The net loss for the three months ended and the net loss for the three months ended February 28, 2025 was $(392,295) and February 29, 2024, was $(24,699).

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. On February 28,2025, and November 30. 2024, we had cash and cash equivalent balances of $37,960 and $41,163, respectively. These funds are kept in financial institutions located in United States. We had total liabilities of $247,139 on February 28, 2025, of which $34,631 for accounts payable and accrued liabilities and $103,931 for a related party note payable and a Federal Income taxes payable $91,887. We had total liabilities of $206,306 on November 30, 2024, of which $32,450 is for accounts payable and accrued liabilities. As of February 28, 2025, and November 30. 2024, the Company had accumulated earnings/(deficits) of $(506,617) and $(114,323), respectively.

We currently have no agreements and arrangements with any person to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Cash flows from Operating Activities

Operating activities used $(36,202) in cash during the three months ended February 28, 2025 as compared with using $(46,034) in cash during the three months ended February 29, 2024. The decrease in cash used in operating activities during the three months ended February 28, 2025, is primarily due to the increase consulting income and the decrease in operating expenses described above.

Cash flows from Investing Activities

For the three months ended February 28, 2025, the cash flows in investing activities provided $7,845 in proceeds used in the purchase of investment equities.

Cash flows from Financing Activities

For the three months ended February 28, 2025, the Company received $25,000 in proceeds provided by a related party loan. For the three months ended February 29, 2024, the Company received $50,000 in proceeds provided by a related party loan.

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

ITEM 1A. RISK FACTORS

Our business, financial condition, results of operations, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our most recent Annual Report on Form 10-K for the year ended November 30, 2024, the occurrence of any one of which could have a material adverse effect on our actual results. There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended November 30, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended February 28, 2025.

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

HESTIA INSIGHT INC.
(Registrant)

Date: June 03, 2025	By:	/s/ Edward Lee
Edward Lee
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: June 03, 2025	By:	/s/ Edward Lee
Edward Lee
Chief Financial Officer (Principal Financial and Accounting Officer)