Form 10-Q
period 2025-05-31
Hestia Insight Inc.
filed 2025-07-22
CIK 1813603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2025

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

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

(Title of class)

As of July 22, 2025, 27,939,260 shares of common stock, par value $0.001 per share, were issued and outstanding.

HESTIA INSIGHT INC.

FORM 10-Q

May 31, 2025

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

HESTIA INSIGHT INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of May 31, 2025 (Unaudited) and November 30, 2024 (Unaudited)

	May 31, 2025	November 30, 2024
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$34,332	$41,163
Investments in equities	673,258	1,068,219
Accounts Receivable; net of allowance for doubtful accounts of $0 and $0 as of May 31, 2025, and November 30, 2024, respectively.		14,660
Total current assets	707,590	1,124,042

FIXED ASSETS:
Vending machines; net of accumulated depreciation of $12,058 and $10,147 as of May 31, 2025 and November 30, 2024,	7,691	8,390
Charger Go-Go machines	0	14,203
Total fixed assets	7,691	22,593

OTHER ASSETS:

TOTAL ASSETS	$715,281	$1,146,635

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$73,560	$32,450
Accrued interest, related party	5,331	3,038
Federal income taxes payable	91,887	91,887
Notes Payable, related party	128,931	78,931
Total current liabilities	299,709	206,306

LONG TERM LIABILITIES:

TOTAL LIABILITIES	299,709	206,306

STOCKHOLDERS’ EQUITY:
Common stock, par value $0.001 per share; 285,000,000 shares authorized; 27,939,260 and 27,939,260 shares issued and outstanding as of May 31, 2025, and November 30, 2024, respectively.	27,939	27,939
Cancelled Shares, 5,100,000 and 5,100,000 shares as of May 31, 2025, and November 30, 2024, respectively [Note 7 and Note 8].	5,100	5,100
Additional paid in capital	1,141,613	1,021,613
Accumulated earnings/(deficits)	(759,080)	(114,323)
Total stockholders’ equity	415,572	940,329

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$715,281	$1,146,635

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HESTIA INSIGHT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

for the Three and Six months ended May 31, 2025 and May 31, 2024 (Unaudited)

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2025	2024	2025	2024
REVENUE:
Consulting revenue	$0	$1,241,401	$0	$1,279,401
Other Income	-		-
Total revenue	0	1,241,401	0	1,279,401

OPERATING EXPENSE:
Selling, general and administrative expense	122,237	91,576	232,907	164,427
Total operating expense	122,237	91,576	232,907	164,427

OPERATING INCOME/(LOSS)	(122,237)	1,149,825	(232,907)	1,114,974

OTHER INCOME/(EXPENSE):
Interest & dividend income		900	75	2,025
Gain (loss) on sale of capital assets			(14,203)
Realized Gain/(Loss) on Equity Investments			435	2,403
Unrealized Gain/(Loss) on Equity Investments	(127,917)	24,152	(387,417)	24,152
Interest expense	(2,307)	(1,581)	(4,080)	(1,956)
Bad debt expense	-	-	(6,660)	-
Total other income/(expense)	(130,224)	23,471	(411,850)	33,622

INCOME/(LOSS) BEFORE TAXES	(252,461)	1,173,296	(644,757)	1,148,597

Tax expense	-	-	-	-
NET INCOME/(LOSS)	$(252,461)	$1,173,296	$(644,757)	$1,148,597

Basic net income/(loss) per common share	$(0.001)	$0.007	$(0.001)	$0.006
Diluted net income/(loss) per common share	$(0.001)	$0.007	$(0.001)	$0.006
Ave. common shares outstanding – Basic & Diluted	27,939,260	27,939,260	27,939,260	27,939,260

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HESTIA INSIGHT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the six months ended May 31, 2025 and May 31, 2024 (Unaudited)

	Common Stock par value $0.001		Cancelled Shares	Additional Paid In	Accumulated Earnings/	Total Stockholders’
	Shares	Amount	$	Capital	(Deficit)	Equity
Balance November 30, 2023	27,939,260	$27,939	$5,100	$901,613	$(756,528)	$178,124

Unrealized Gain/(Loss) on Equities / Glendale Sec.					(22,262)	(22,262)

Net Loss for the 6-month period		-	-	-	1,148,597	1,148,597

Balance May 31, 2024	27,939,260	$27,939	$5,100	$901,613	$369,807	$1,304,459

Balance November 30, 2023	27,939,260	$27,939	$5,100	$901,613	$(756,528)	$178,124

Stock based compensation				120,000		120,000

Net Loss for 12-month period		-	-		642,205	642,205

Balance November 30, 2024	27,939,260	$27,939	$5,100	$1,021,613	$(114,323)	$940,329

Stock based compensation				120,000		120,000

Net Loss for 12-month period		-	-		(644,757)	(644,757)

Balance May , 2025	27,939,260	$27,939	$5,100	$1,141,613	$(759,080)	$415,572

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HESTIA INSIGHT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended May 31, 2025, and May 31, 2024 (Unaudited)

	For the Six months Ended
	May. 31, 2025	May. 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss)	$(644,757)	$1,148,597
Adjustments to reconcile net income/(loss) to operating cash flows:
Stock Based Compensation	120,000	-
Unrealized loss (gain) on investment equities	387,116	(22,262)
Gain/Loss sales of assets	14,203	-
Realized loss (gain) on investment equities		-
Depreciation expense	700	2,424
Bad Debt Expense	6,660
Changes in operating asset and liability account balances:
Accounts receivable and lease interest receivable	8,000
Credit card payable	(2,513)	27,504
Accounts payable and accrued interest payable	45,915	(38,742)
NET ADJUSTMENTS	580,081	(31,076)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	$(64,676)	$1,117,521

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds (used in) purchase of investment equities	7,845	(1,203,897)
Proceeds provided by investment equities	-	-
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	$7,845	$(1,203,897)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds provided by related party loan	50,000	53,931
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	$50,000	$53,931

NET INCREASE (DECREASE) IN CASH	(6,831)	(32,445)
CASH – BEGINNING OF PERIOD	41,163	93,890
CASH – END OF PERIOD	$34,332	$61,444

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HESTIA INSIGHT INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2025

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

Reclassification of prior year presentation

Cash flows for May 31, 2025, have been reclassified for consistency with current year presentation. These reclassifications had no effect on the reported net decrease in cash as of May 31, 2025.

Note 3 – Fair Value of Investments

The Company holds equity investments in publicly traded companies, all of which are listed on Nasdaq. These investments are measured at fair value on a recurring basis in accordance with ASC Topic 820, Fair Value Measurement.

The fair value of these investments is based on quoted market prices in active markets (Level 1 inputs), and any unrealized gains or losses are recognized in the condensed consolidated statements of operations.

As of May 31, 2025, the fair value of equity investments was $673,258.

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

The provision (benefit) for income taxes for six months ended May 31, 2025, consists of the following:

May 31, 2025
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

	May 31, 2025	May 31, 2024
Net income (loss) before taxes	$(644,757)	$1,148,597
US federal income tax rate	21%	21%

Computed expected tax provision (benefit)	(135,359)	241,205
Permanent differences	-	-
Timing differences	106,466	(241,205)
Valuation allowance on NOL carryforwards	28,893	-
Federal income tax provision	$-	$-

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and, if necessary, in various state and local jurisdictions. All tax years from 2017 to 2024 are subject to examination.

As of May 31, 2025, the balance sheet reflects a tax liability of $91,887, which is associated with unrealized gains on consulting shares received from BHPA (now AQIA).

This amount represents a potential tax liability that would only become payable upon the realization (i.e., sale) of the shares. As of the reporting date, the shares remain unsold, and realization may not occur in the near term.

Additionally, the Company notes that this tax liability may be partially or fully offset by future tax losses, depending on the financial performance in subsequent periods and applicable tax regulations at the time of realization.

The Company will continue to monitor the situation and assess any necessary adjustments in future reporting periods.

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

On March 17, 2025, the Company entered into a $25,000 note payable to ECL Capital Partners Corp, a related party. The loan is to be repaid in full on March 17, 2026, with interest payable on the unpaid principal at the rate of 6.00 percent per annum.

Note 6 – Notes and Lines of Credit Receivable

During the six months ended May 31, 2025, and the year ended November 30, 2024, the Company had no notes or lines of credit receivable.

As of May 31, 2025, the Company is entitled to receive approximately $48,000 from Aqua Medical. However, this amount has not been recorded as an account receivable in the accompanying financial statements due to liquidity concerns related to Aqua Medical’s financial position and the uncertainty of collection.

The Company will continue to monitor the situation and recognize the receivable if and when collection becomes probable

Note 7 – Common Stock

During the six months ended May 31, 2025, and the year ended November 30, 2024,the Company issued no common stock.

Note 8 – Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, par value $.00001 per share (the “Preferred Stock”). As of May 31, 2025, and November 30, 2024, no shares of Preferred Stock were issued and outstanding.

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

The Company recognizes compensation costs for those shares expected to vest on a straight-line basis over the requisite service period of the awards. During the six month ended May 31, 2025 and 2024, the Company recognized $120,000 and $-0- in stock based compensation related to the vesting of issued stock options.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Hestia Insight Inc. for the six months ended May 31, 2025, and May 31, 2024, should be read in conjunction with the Hestia Insight Inc. unaudited consolidated financial statements and the notes thereto contained elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on March 14, 2024. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Strategic Shift and Capital Raise

During the six month period, Hestia Insight Inc. discontinued its legacy operations in Healthy Vending Services and Portable Charging Network Business to focus on high-growth areas in AI product development and IP-based consulting.

The Board approved a capital raise of up to $5 million through equity and/or convertible debt. Proceeds will support:

●	Expansion of the AI development team

●	R&D acceleration

●	Marketing of AI consulting tools

●	General corporate purposes

This move aligns with the Company’s strategy to become a leader in AI-driven advisory services.

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

Going Concern

We have a limited operating history, and our continued growth is dependent upon the continuation of providing medical consulting services to our clients, generating revenue, and obtaining additional financing to fund future obligations, and pay liabilities arising from normal business operations. We had accumulated deficits of $(735,079) at May 31, 2025. The report of our independent registered public accounting firm on our financial statements for the year ended November 30, 2024, contained an explanatory paragraph regarding our ability to continue as a going concern based upon cash used in operating activities and the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These factors, among others, raised substantial doubt about our ability to continue as a going concern. Our financial statements appearing elsewhere in this report do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate significant revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company. The financial statements contained herein do not include any adjustments that might result from the outcome of this uncertainty.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the six month ended May 31, 2025, and May 31, 2024

Revenue

For the six months ended May 31, 2025, total revenues is zero. For the six months ended May 31, 2024, revenue was $1,148,597, all of which consisted of consulting revenue. The limited amount of revenue was due to our current emphasis on planning and preparation for our future revenue.

Cost of Revenue

Cost of revenue includes the cost of internal labor and related benefits, travel expenses related to consulting services, subcontractor costs, other related consulting costs, and other overhead costs. These costs are recorded as operating expenses. For the six months ended May 31, 2025, and May 31, 2024, there were no costs of revenue.

Operating Expenses

For the six months ended May 31, 2025 operating expenses were $232,907 representing an increase of $68,480 over the operating expenses of $164,427 for the six months ended May, 2024. This increase in operating expenses was mainly driven by a increase in professional fees related to becoming and being a public company.

For the six months ended May 31, 2025, and May, 2024, operating expenses consisted of the following:

	For the Six month ended May 31, 2025		For the Six month ended May 31, 2024
Selling expenses	$		$1,664
Professional fees		62,688	103,021
Other general and administrative expenses		170,219	59,741
		$232,907	$164,426

●	Our selling expenses mainly include our marketing and sales staff’s salaries and related benefits, plus travel and entertainment costs incurred by our sales department. Selling expenses totalled and $0 for the six months ended May 31, 2025 and $1,664 for the six months ended May 31, 2024. Selling expense as a percentage of revenue for the six months ended May 31, 2025 is 0%, and for the six months ended May, 2024, it was 0.13%

●	Professional fees primarily consisted of accounting fees, legal service fees, consulting fees, investor relations service charges, OTC markets application and listing fees and other fees incurred for services related to becoming and being a public company. For the six months ended May 31, 2025 and May, 2024, professional fees amounted to $62,688 and $103,021, respectively, a decrease of $40,333 or 39%. We expect professional fees to be significant as we incur significant costs associated with our public company reporting requirements, and costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission.

●	Other general and administrative expenses mainly consisted of wages and payroll taxes of our employees, compensation to our officers and board members, automobile expenses, office supplies, rent, bank service charges, depreciation, and other miscellaneous items. Other general and administrative expenses totalled $170,219 for the six months ended May 31, 2025 as compared to $59,741 for the six months ended May 30, 2024, an increase of $110,478.

Income (Loss) from Operations

As a result of the foregoing, for the six months ended May 31, 2025, loss from operations amounted to $(644,757), as compared to income from operations of $1,148,597 for the six months ended May 31, 2024.

Other Income (Expense)

Other income includes dividends and interest income from stock dividends and bank deposits that amounted to $75 and $2,025, for the six months ended May 31, 2025 and May 31, 2024, respectively.

The Company had realized gains on equity investments of $435 & $24,151 for the six months ended May 31, 2025 and May 31, 2024, respectively.

Note: 5/31/2025- The Company had unrealized gains on equity investments of $387,416 for the six months ended May 31, 2025, and unrealized losses on equity investments of $9,402 for the six months ended May 31, 2024. for the six months ended May 31, 2025 and May 31, 2024, respectively., the Company $-0- sales of capital assets for each period.

The Company had $1,956 interest expense for the six months ended May 31, 2025 and $1,956 interest expense for the six months ended May 31, 2024.

Income Taxes

We did not have any income tax expense for the six months ended May 31, 2025 and May 31, 2024, since we did not have any taxable income in the periods which was not reduced by prior net operating loss carry forwards or reduced by the exclusion of any unrealized gains/(losses) on equity investments, which are excluded from our taxable income until they become realized gains/(losses) on equity investments.

Net Income (Loss)

The net gain for the six months ended May 31, 2025, was $644,757 and the net loss for the six months ended May 31, 2024, was $1,148,597.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. On May 31,2025, and November 30. 2024, we had cash and cash equivalent balances of $34,332 and $41,163, respectively. These funds are kept in financial institutions located in United States. We had total liabilities of $299,707 on May 31, 2025, of which $78,889 for accounts payable and accrued liabilities and $128,931 for a related party note payable and a Federal Income taxes payable $91,887. We had total liabilities of $206,306 on November 30, 2024, of which $32,450 is for accounts payable and accrued liabilities. As of May 31, 2025, and November 30. 2024, the Company had accumulated earnings/(deficits) of $(759,080) and $(114,323), respectively.

We currently have no agreements and arrangements with any person to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Cash flows from Operating Activities

Operating activities used $(64,676) in cash during the six months ended May 31, 2025 as compared with using $(182,186) in cash during the six months ended May 31, 2024. The decrease in cash used in operating activities during the six months ended May 31, 2025, is primarily due to the increase consulting income and the decrease in operating expenses described above.

Cash flows from Investing Activities

For the six months ended May 31, 2025, the cash flows in investing activities provided $7,845 in proceeds used in the purchase of investment equities.

Cash flows from Financing Activities

For the six months ended May 31, 2025, the Company received $50,000 in proceeds provided by a related party loan. For the six months ended May 31, 2024, the Company received $53,931 in proceeds provided by a related party loan.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of May 31,2025.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended May 31, 2025.

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

HESTIA INSIGHT INC.
(Registrant)

Date: July 22, 2025	By:	/s/ Edward Lee
Edward Lee
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: July 22, 2025	By:	/s/ Edward Lee
Edward Lee
Chief Financial Officer (Principal Financial and Accounting Officer)