Form 10-Q
period 2025-08-31
Hestia Insight Inc.
filed 2025-11-14
CIK 1813603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

(Title of class)

As of November 14, 2025, 27,939,260 shares of common stock, par value $0.001 per share, were issued and outstanding.

HESTIA INSIGHT INC.

FORM 10-Q

August 31, 2025

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes August differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and information contained in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that August arise after the date of this report, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which are designed to advise interested parties of the risks and factors that August affect our business, financial condition, results of operations and prospects.

Unless otherwise indicated, references in this report to “we,” “us” or the “Company” refer to Hestia Insight Inc. and its subsidiaries.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

HESTIA INSIGHT INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of August 31, 2025 (Unaudited) and November 30, 2024 (Unaudited)

	August 31, 2025	November 30, 2024
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$39,956	$41,163
Accounts Receivable; net of allowance for doubtful accounts of $0 and $0 as of August 31, 2025, and November 30, 2024, respectively.		14,660
Total current assets	39,956	55,823

NON-CURRENT ASSETS:
Investments in equities	348,753	1,068,219
Total Non-Current assets	348,753	1,068,219

FIXED ASSETS:
Vending machines; Zero as of August 31, 2025	-	8,390
Charger Go-Go machines	-	14,203
Total fixed assets		22,593

TOTAL ASSETS	$388,709	$1,146,635

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$80,795	$32,450
Accrued interest, related party	8,166	3,038
Federal income taxes payable		91,887
Notes Payable, related party	173,844	78,931
Total current liabilities	262,805	206,306

LONG TERM LIABILITIES:

TOTAL LIABILITIES	262,805	206,306

STOCKHOLDERS’ EQUITY:
Common stock, par value $0.001 per share; 285,000,000 shares authorized; 27,939,260 and 27,939,260 shares issued and outstanding as of August 31, 2025, and November 30, 2024, respectively.	27,939	27,939
Cancelled Shares, 5,100,000 and 5,100,000 shares as of August 31, 2025, and November 30, 2024, respectively [Note 7 and Note 8].	5,100	5,100
Additional paid in capital	1,141,613	1,021,613
Accumulated earnings/(deficits)	(1,048,748)	(114,323)
Total stockholders’ equity	125,904	940,329

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$388,709	$1,146,635

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HESTIA INSIGHT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine months ended August 31, 2025 and August 31, 2024 (Unaudited)

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2025	2024	2025	2024
REVENUE:
Consulting revenue	$8,000	$33,529	$8,000	$1,312,930
Other Income	-	-	-	-
Total revenue	8,000	33,529	8,000	1,312,930

OPERATING EXPENSE:
Selling, general and administrative expense	56,409	20,717	289,317	189,056
Total operating expense	56,409	20,717	289,317	189,056

OPERATING INCOME/(LOSS)	(48,409)	12,812	(281,317)	1,123,874

OTHER INCOME/(EXPENSE):
Interest & dividend income	-	600	75	2,625
Gain (loss) on sale of capital assets	(6,074)	-	(20,277)	-
Realized Gain/(Loss) on Equity Investments	-	-	435
Unrealized Gain/(Loss) on Equity Investments	(324,504)	(447,119)	(711,921)	(409,653)
Interest expense	(2,568)	(1,787)	(6,648)	(3,743)
Bad debt expense	-	-	(6,660)	-
Total other income/(expense)	(333,146)	(448,306)	(744,996)	(410,771)

INCOME/(LOSS) BEFORE TAXES	(381,555)	(435,494)	(1,026,313)	713,103

Provision reversal for federal income tax	91,887	-	91,887	149,752
Utilization of net operating loss carryforward	-	-	-	(149,752)
NET INCOME/(LOSS)	$(289,668)	$(435,494)	$(934,426)	$713,103

Basic net income/(loss) per common share	$(0.01)	$(0.02)	$(0.03)	$0.03
Diluted net income/(loss) per common share	$(0.01)	$(0.02)	$(0.03)	$0.03
Ave. common shares outstanding – Basic & Diluted	27,939,260	27,939,260	27,939,260	27,939,260

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HESTIA INSIGHT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine months ended August 31, 2025 and August 31, 2024 (Unaudited)

	Common Stock par value $0.001		Cancelled Shares	Additional Paid In	Accumulated Earnings/	Total Stockholders’
	Shares	Amount	$	Capital	(Deficit)	Equity
Balance November 30, 2023	27,939,260	$27,939	$5,100	$901,613	$(756,528)	$178,124

Stock based compensation				60,000		60,000

Net Income for the 9-month period	-	-	-		713,103	713,103

Balance August 31, 2024	27,939,260	$27,939	$5,100	$961,613	$(43,425)	$951,227

Balance November 30, 2024	27,939,260	$27,939	$5,100	$1,021,613	$(114,323)	$940,329

Stock based compensation				120,000		120,000

Net Loss for 9-month period	-	-	-		(934,426)	(934,426)

Balance August, 2025	27,939,260	$27,939	$5,100	$1,141,613	$(1,048,748)	$125,904

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HESTIA INSIGHT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine months ended August 31, 2025, and August 31, 2024 (Unaudited)

	For the Nine months Ended
	August 31, 2025	August 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss)	$(934,426)	$713,103
Adjustments to reconcile net income/(loss) to operating cash flows:
Stock Based Compensation	120,000	60,000
Unrealized loss (gain) on investment equities	711,621	409,653
Gain/(loss) on sales of assets	20,277	-
Equity securities received for consulting fees	-	(1,265,484)
Depreciation expense	815	3,637
Income Tax (Benefit)	(91,887)	-
Bad Debt Expense	6,660	-
Changes in operating asset and liability account balances:
Accounts receivable and lease interest receivable	8,000	(49,340)
Credit card payable	(5,979)	-
Accounts payable and accrued interest payable	59,454	9,618
NET ADJUSTMENTS	828,961	(831,916)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	$(105,465)	$(118,813)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investment equities	7,845	2,625
Proceeds from fixed asset disposal	1,500	-
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	$9,345	$2,625

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds provided by related party loan	94,913	78,931
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	$94,913	$78,931

NET INCREASE (DECREASE) IN CASH	(1,207)	(37,257)
CASH – BEGINNING OF PERIOD	41,163	93,890
CASH – END OF PERIOD	$39,956	$56,633

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HESTIA INSIGHT INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2025

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

The accompanying financial statements are prepared on the basis of accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company is a development stage enterprise devoting substantial efforts to establishing its new business, financial planning, raising capital, and research into investments and services which August become part of the Company’s investment and services portfolios. The Company has not realized significant revenues from inception through the date of these financial statements. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and, even if planned principal operations have commenced, revenues are insignificant.

Presented as a Going Concern

The accompanying financial statements have been prepared assuming the continuation of the Company as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. Management of the Company is making efforts to raise additional funding until a registration statement relating to an equity funding facility is in effect. While management of the Company believes that it will be successful in its capital formation and planned operating activities, there can be no assurance that we will be able to raise additional equity capital or be successful in the development and commercialization of the investments and services it develops or enters into collaboration agreements thereon. Ultimately, the Company will need to achieve profitable operations in order to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the reclassification or the amounts that can be recovered from receivables or other assets, or the reclassification or the amounts of liabilities that August result from the possible inability of the Company to continue as a going concern.

Note 2 – Summary of significant accounting policies

Cash and Cash Equivalents

For purposes of reporting within the balance sheets and the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, cash on deposit in attorney trust accounts, and all highly liquid debt instruments purchased with a maturity of twelve months or less to be cash and cash equivalents.

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

Adoption of Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that management of the Company believes August impact its financial statements, including ASC 842 described above under Lease Contracts Receivable. Management does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

Reclassification of prior year presentation

Cash flows for August 31, 2025, have been reclassified for consistency with current year presentation. These reclassifications had no effect on the reported net decrease in cash as of August 31, 2025.

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

As of August 31, 2025, the fair value of equity investments was $348,753.

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

On August 16, 2019, the Company entered into a share exchange agreement which resulted in Hestia Investments, Inc. becoming a wholly owned subsidiary of the Company and the former shareholders Hestia Investments Inc becoming the new majority shareholders of the Company. Prior to this date the Company and Hestia Investments, Inc., have been taxed as separate C-Corporations for federal income tax purposes.

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

	August 31, 2025	August 31, 2024
Net income (loss) before taxes	$(934,426)	$713,103
US federal income tax rate	21%	21%

Computed expected tax provision (benefit)	(196,230)	149,752
Permanent differences	-	-
Timing differences	149,503	(149,752)
Valuation allowance on NOL carryforwards	46,727	-
Federal income tax provision	$-	$-

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and, if necessary, in various state and local jurisdictions. All tax years from 2017 to 2024 are subject to examination.

As of August 31, 2025, the Company has no tax liability recorded on the balance sheet related to the previously recognized unrealized gains on consulting shares received from BHPA (now AQIA).

During the current quarter, the prior-year tax return was filed, confirming that no actual tax liability arises at this stage, as the unrealized gains have not been realized through sale or disposition, and subsequent losses further offset any potential taxable amount. Consequently, the previously reported potential tax liability of $91,887 as of August 31, 2025, has been reversed in the current period.

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

During the last year in August, 2024 an additional loan of $3,931 from Mr. Edward C. Lee was received as a short-term loan, bearing no interest.

On August 25, 2024, the Company entered into a $25,000 note payable to ECL Capital Partners Corp, a related party. The loan is to be repaid in full on August 24, 2025, with interest payable on the unpaid principal at the rate of 6.00 percent per annum.

For the year ended November 30, 2024, the Company had no related party transactions.

On February 17, 2025, the Company entered into a $25,000 note payable to Mr. Edward Lee, a related party. The loan is to be repaid in full on February 17, 2026, with interest payable on the unpaid principal at the rate of 6.00 percent per annum.

On March 17, 2025, the Company entered into a $25,000 note payable to Mr. Edward Lee, a related party. The loan is to be repaid in full on March 17, 2026, with interest payable on the unpaid principal at the rate of 6.00 percent per annum.

On June 30, 2025, the Company entered into a $10,000 note payable to Mr. Edward Lee, a related party. The loan is to be repaid in full on June 30, 2026, with interest payable on the unpaid principal at the rate of 6.00 percent per annum.

On July 31, 2025, the Company entered into a $12,500 note payable to Mr. Edward Lee, a related party. The loan is to be repaid in full on July 31, 2026, with interest payable on the unpaid principal at the rate of 6.00 percent per annum.

On August 15, 2025, the Company entered into a $17,500 note payable to Mr. Li, a related party. The loan is to be repaid in full on August 15, 2026, with interest payable on the unpaid principal at the rate of 6.00 percent per annum.

Note 6 – Notes and Lines of Credit Receivable

During the Nine months ended August 31, 2025, and the year ended November 30, 2024, the Company had zero notes or lines of credit receivable.

As of August 31, 2025, the Company is entitled to receive approximately $64,000 from Aqua Medical. However, this amount has not been recorded as an account receivable in the accompanying financial statements due to liquidity concerns related to Aqua Medical’s financial position and the uncertainty of collection.

The Company will continue to monitor the situation and recognize the receivable if and when collection becomes probable

Note 7 – Common Stock

During the Nine months ended August 31, 2025, and the year ended November 30, 2024, the Company issued no common stock.

Note 8 – Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, par value $.00001 per share (the “Preferred Stock”). As of August 31, 2025, and November 30, 2024, no shares of Preferred Stock were issued and outstanding.

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

The Company recognizes compensation costs for those shares expected to vest on a straight-line basis over the requisite service period of the awards. During the Nine month ended August 31, 2025 and 2024, the Company recognized $120,000 and $60,000 in stock based compensation related to the vesting of issued stock options.

There was $0 recognized during the quarter ended August 31, 2025, as the last service period concluded on May 31, 2025.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Hestia Insight Inc. for the Nine months ended August 31, 2025, and August 31, 2024, should be read in conjunction with the Hestia Insight Inc. unaudited consolidated financial statements and the notes thereto contained elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on March 17, 2025. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “August,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Unless otherwise indicated, references to the “Company,” “us” or “we” refer to Hestia Insight Inc. and its subsidiaries.

Overview

Hestia Insight Inc. (“Hestia”, “Hestia Insight”, or the “Company”) was incorporated in the State of Nevada on November 19, 2003, under the name Luxshmi Investments, Inc. (“Luxshmi Investments”), until the Company changed its name to Hestia Insight Inc. on March 27, 2019. On March 12, 2019, the Company filed a Certificate of Amendment to its Articles of Incorporation authorizing 300,000,000 shares of capital stock, comprised of 290,000,000 shares of common stock, par value $0.001 per share (the “Common Stock”) and 10,000,000 shares of preferred stock, par value $0.00001 per share (the “Preferred Stock”). On March 27, 2019, the Company filed a Certificate of Amendment to its Articles of Incorporation (i) effecting a name change from Luxshmi Investments, Inc. to Hestia Insight Inc., and (ii) effecting a 50-to-1 reverse stock split of the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”). The Reverse Stock Split did not impact the Company’s authorized shares of Common Stock or Preferred Stock, or its par value. On August 16, 2019, the Company entered into a Share Exchange Agreement with Hestia Investments Inc., a Wyoming corporation (“Hestia Investments”), to exchange, on a 1-for-1 basis, 27,614,200 shares of the Company’s Common Stock in exchange for 27,614,200 shares of Hestia Investments which were owned by 100% of the then-shareholders of Hestia Investments (the “Share Exchange Transaction”). As a result of the Share Exchange Transaction, Hestia Investments became a wholly owned subsidiary of the Company.

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

During the quarter ended August 31, 2025, the Company’s wholly owned subsidiary, Hestia Vending, completed the sale and termination of its vending machine operations.

As previously disclosed, Hestia Vending operated within the healthy food, beverage, and wellness products industry through the purchase and deployment of fully automated vending machines obtained from HealthyYOU Vending LLC under a Vending Purchase Agreement dated July 11, 2022. The subsidiary also maintained a strategic partnership with ChargerGoGo, Inc., a Las Vegas-based portable-charging-station network.

In August 2023, the Company sold eight (8) vending machines for $19,000 as part of a partial divestiture. In the current quarter, the remaining vending machines and related equipment were fully disposed of, and the vending and charging-station operations were discontinued. The carrying value of the remaining vending assets was written off.

The Company does not expect to generate additional revenues or incur future expenses from the vending or charging-station business lines. Management continues to focus its resources on the Company’s other active business segments and strategic initiatives.

Strategic Shift and Capital Raise

During the Nine month period, Hestia Insight Inc. discontinued its legacy operations in Healthy Vending Services and Portable Charging Network Business to focus on high-growth areas in AI product development and IP-based consulting.

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

Competition

In our current consulting business, we compete with a number of advisory firms offering similar service including consulting and strategy firms; market research, data, benchmarking, and forecasting providers; technology vendors and services firms; health care information technology firms; technology advisory firms; outsourcing firms; and specialized providers of advisory services. Other organizations, such as state and national trade associations, group purchasing organizations, non-profit think-tanks, and database companies, also August offer research, consulting, tools, and advisory services to health care organizations.

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

Reports to Security Holders

We intend to furnish our shareholders annual reports containing financial statements audited by our independent registered public accounting firm and to make available quarterly reports containing unaudited financial statements for each of the first three quarters of each year. We file Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K with the SEC in order to meet our timely and continuous disclosure requirements. We August also file additional documents with the SEC if they become necessary in the course of our company’s operations.

Going Concern

We have a limited operating history, and our continued growth is dependent upon the continuation of providing medical consulting services to our clients, generating revenue, and obtaining additional financing to fund future obligations, and pay liabilities arising from normal business operations. We had accumulated deficits of $(1,048,748) at August 31, 2025. The report of our independent registered public accounting firm on our financial statements for the year ended November 30, 2024, contained an explanatory paragraph regarding our ability to continue as a going concern based upon cash used in operating activities and the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These factors, among others, raised substantial doubt about our ability to continue as a going concern. Our financial statements appearing elsewhere in this report do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate significant revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company. The financial statements contained herein do not include any adjustments that might result from the outcome of this uncertainty.

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

We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results August differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

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

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. An entity that elects early adoption must adopt all of the amendments in the same period. We are currently evaluating the impact it August have on our consolidated financial statements.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Nine month ended August 31, 2025, and August 31, 2024

Revenue

For the Nine months ended August 31, 2025, total revenues is 8,000. For the Nine months ended August 31, 2024, revenue was $1,312,930, all of which consisted of consulting revenue. The limited amount of revenue was due to our current emphasis on planning and preparation for our future revenue.

Cost of Revenue

Cost of revenue includes the cost of internal labor and related benefits, travel expenses related to consulting services, subcontractor costs, other related consulting costs, and other overhead costs. These costs are recorded as operating expenses. For the Nine months ended August 31, 2025, and August 31, 2024, there were no costs of revenue.

Operating Expenses

For the Nine months ended August 31, 2025 operating expenses were $289,317 representing an increase of $100,261 over the operating expenses of $189,056 for the Nine months ended August, 2024. This increase in operating expenses was mainly driven by a increase in professional fees related to becoming and being a public company.

For the Nine months ended August 31, 2025, and August, 2024, operating expenses consisted of the following:

	For the Nine month ended August 31, 2025	For the Nine month ended August 31, 2024
Selling expenses	$-	$1,664
Professional fees	95,108	103,021
Other general and administrative expenses	194,209	84,371
	$289,317	$189,056

●	Our selling expenses mainly include our marketing and sales staff’s salaries and related benefits, plus travel and entertainment costs incurred by our sales department. Selling expenses totalled and $0 for the Nine months ended August 31, 2025 and $1,664 for the Nine months ended August 31, 2024. Selling expense as a percentage of revenue for the Nine months ended August 31, 2025 is 0%, and for the Nine months ended August, 2024, it was 0.126%

●	Professional fees primarily consisted of accounting fees, legal service fees, consulting fees, investor relations service charges, OTC markets application and listing fees and other fees incurred for services related to becoming and being a public company. For the Nine months ended August 31, 2025 and August, 2024, professional fees amounted to $95,108 and $103,021, respectively, a decrease of $7,913 or 7.6%. We expect professional fees to be significant as we incur significant costs associated with our public company reporting requirements, and costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission.

●	Other general and administrative expenses mainly consisted of wages and payroll taxes of our employees, compensation to our officers and board members, automobile expenses, office supplies, rent, bank service charges, depreciation, and other miscellaneous items. Other general and administrative expenses totalled $194,209 for the Nine months ended August 31, 2025 as compared to $84,371 for the Nine months ended August 30, 2024, an increase of $109,838.

Income (Loss) from Operations

As a result of the foregoing, for the Nine months ended August 31, 2025, loss from operations amounted to $(934,426), as compared to income from operations of $713,103 for the Nine months ended August 31, 2024.

Other Income (Expense)

Other income includes dividends and interest income from stock dividends and bank deposits that amounted to $75 and $2,625, for the Nine months ended August 31, 2025 and August 31, 2024, respectively.

The Company had realized gains on equity investments of $435 & $0 for the Nine months ended August 31, 2025 and August 31, 2024, respectively.

Note: 8/31/2025- The Company had unrealized losses on equity investments of ($711,921) for the Nine months ended August 31, 2025, and unrealized losses on equity investments of ($409,653) for the Nine months ended August 31, 2024, for the Nine months ended August 31, 2025 and August 31, 2024, respectively, the Company ($20,277) & 0- sales of capital assets for each period.

The Company had $6,648 interest expense for the Nine months ended August 31, 2025 and $3,743 interest expense for the Nine months ended August 31, 2024.

Income Taxes

We did not have any income tax expense for the Nine months ended August 31, 2025 and August 31, 2024, since we did not have any taxable income in the periods which was not reduced by prior net operating loss carry forwards or reduced by the exclusion of any unrealized gains/(losses) on equity investments, which are excluded from our taxable income until they become realized gains/(losses) on equity investments.

Net Income (Loss)

The net Loss for the Nine months ended August 31, 2025, was $934,426 and the net income for the Nine months ended August 31, 2024, was $713,103.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. On August 31, 2025, and November 30, 2024, we had cash and cash equivalent balances of $39,956 and $41,163, respectively. These funds are kept in financial institutions located in United States. We had total liabilities of $262,805 on August 31, 2025, of which $88,961 for accounts payable and accrued liabilities and $173,844 for a related party note. We had total liabilities of $206,306 on November 30, 2024, of which $32,450 is for accounts payable and accrued liabilities. As of August 31, 2025, and November 30, 2024, the Company had accumulated earnings/(deficits) of $(1,048,748) and $(114,323), respectively.

We currently have no agreements and arrangements with any person to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Cash flows from Operating Activities

Operating activities used $(105,465) in cash during the Nine months ended August 31, 2025 as compared with using $(118,813) in cash during the Nine months ended August 31, 2024. The decrease in cash used in operating activities during the Nine months ended August 31, 2025, is primarily due to the increase consulting income and the decrease in operating expenses described above.

Cash flows from Investing Activities

For the Nine months ended August 31, 2025, the cash flows in investing activities provided $9,345 in proceeds from the sale of investment equities $7,845 and sale of fixed assets $1,500. For the Nine months ended August 31, 2024, the Company received $2,625 in proceeds from dividend and interest income.

Cash flows from Financing Activities

For the Nine months ended August 31, 2025, the Company received $94,913 in proceeds provided by a related party loan. For the Nine months ended August 31, 2024, the Company received $78,931 in proceeds provided by a related party loan.

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

We will need to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations. We estimate that based on current plans and assumptions, that our available cash will be insufficient to satisfy our cash requirements under our present operating expectations. Other than working capital, advances received from related parties and funds received pursuant to securities purchase agreements, we presently have no other significant alternative sources of working capital. We have used these funds to fund our operating expenses, pay our obligations and grow our company. We will need to raise significant additional capital to fund our operations and to provide working capital for our ongoing operations and obligations. Therefore, our future operation is dependent on our ability to secure additional financing. Financing transactions August include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders August experience additional dilution or the new equity securities August have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital August restrict our ability to grow and August reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will be required to cease our operations. To date, we have not considered this alternative, nor do we view it as a likely occurrence.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of August 31, 2025.

Changes in Internal Controls over Financial Reporting

There were no changes (including corrective actions with regard to material weakness) in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company August become involved in legal proceedings or be subject to claims arising in the ordinary course of its business. The Company is not presently a party to any legal proceedings that, if determined adversely to it, would individually or taken together have a material adverse effect on its business, operating results, financial condition, or cash flows. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

ITEM 1A. RISK FACTORS

Our business, financial condition, results of operations, and cash flows August be impacted by a number of factors, many of which are beyond our control, including those set forth in our most recent Annual Report on Form 10-K for the year ended November 30, 2024, the occurrence of any one of which could have a material adverse effect on our actual results. There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended November 30, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended August 31, 2025.

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

HESTIA INSIGHT INC.
(Registrant)

Date: November 14, 2025	By:	/s/ Edward Lee
Edward Lee
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: November 14, 2025	By:	/s/ Edward Lee
Edward Lee
Chief Financial Officer (Principal Financial and Accounting Officer)