Form 10-K
period 2025-11-30
Hestia Insight Inc.
filed 2026-03-02
CIK 1813603

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2025

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

Issuer’s telephone number: (516) 212-0727

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

As of November 30, 2025, the last business day of the Registrant’s most recently completed fiscal year, the market value of our common stock held by non-affiliates was $1,369,024.

As of March 2, 2026, there were 27,939,260 shares of common stock, par value $0.001 per share, outstanding.

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

ITEM 1. BUSINESS

General

Unless the context otherwise requires, in this report, the terms “Hestia Insight”, “Company”, “HSTA”, “we”, or “our” refers to Hestia Insight Inc., a Nevada corporation. The Company’s principal office is located at 732 S. 6th Street #4762 Las Vegas, NV 89101. The Company’s telephone number is (516) 212-0727. The Company reports its operations using a fiscal year ending November 30, and the operations reported on this Form 10-K are presented on a consolidated basis.

The Company files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, registration statements and other items with the Securities and Exchange Commission (“SEC”). In this Annual Report on Form 10-K, the language “this fiscal year” or “current fiscal year” refers to the 12-month period ended November 30, 2025.

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

Now Hestia Insight Inc. (“Hestia Insight” and the “Company”) is an AI-powered capital markets advisory and business consulting firm specializing in comprehensive fundraising solutions for emerging growth companies. Through our proprietary artificial intelligence platform, we guide startups, small businesses, and growth-stage companies through the complete fundraising lifecycle - from pre-raise strategy and asset building to investor outreach and ongoing investor relations.

Our AI Enhanced Fundraising Services encompass four core areas: pre-raise strategy development including MVP creation and IP protection; comprehensive market research and financial modeling; investor materials preparation including pitch decks and due diligence support; and end-to-end investor outreach and relations management. We also provide fractional C-suite services, including Chief Strategy Officer and Chief Financial Officer support, to ensure our clients are transaction-ready and positioned for sustainable growth.

With a focus on transparency, expertise, and cutting-edge AI technology, Hestia Insight is committed to helping clients navigate the complexities of capital raising in today’s competitive marketplace. The Company maintains strategic focus on healthcare and biotech sectors through its two wholly owned operating subsidiaries, Hestia Investments Inc. (“Hestia Investments”) and HSTA Health Inc. (“HSTA Health”), while expanding its AI-powered advisory services across all industry verticals.

Hestia Insight is positioned to make strategic acquisitions of emerging growth companies with unique sciences and technologies and actively seeks licensing opportunities for exceptional products that complement our AI-powered service offerings. Through acquisition, licensing, joint ventures, and direct investment, we continue to build a comprehensive ecosystem of business development and capital markets solutions. For more information about Hestia Insight, please visit the Company’s website: www.hestiainsight.com

Business Model

Hestia Insight Inc. (“Hestia Insight” and the “Company”) is an AI-powered capital markets advisory and business consulting firm specializing in comprehensive fundraising solutions for emerging growth companies. Through our proprietary artificial intelligence platform, we guide startups, small businesses, and growth-stage companies through the complete fundraising lifecycle - from pre-raise strategy and asset building to investor outreach and ongoing investor relations.

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

Our Offices

Our principal executive office is located at 732 S. 6th Street #4762 Las Vegas, NV 89101.

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

The Company is an Emerging Growth Company.

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

Subsequent Event – Closure of Subsidiary

Subsequent to December 31, 2025, the Company determined to discontinue the operations of one of its wholly owned subsidiaries, HSTA Health. The decision to cease operations was made as part of the Company’s strategic evaluation of its business activities.

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

Our strategic consulting and capital market advisory services will be affected by the current COVID-19 pandemic.

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

Our officers and directors and affiliates own approximately 68.48% of our outstanding common shares. Such concentrated control of the Company may adversely affect the value of our common shares. If you acquire our common shares, you may have no effective voice in our management. Sales by our insiders or affiliates, along with any other market transactions, could affect the value of our common shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal offices are located at 732 S. 6th Street #4762 Las Vegas, NV 89101, which includes general office space. We pay $181 per month in rent. Our lease term is on a month-to-month basis. All of our employees, including our specialized technical staff, are currently working from home or in a virtual environment. The Company always maintains the ability for team members to work virtually and we will continue to stay virtual.

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

Not applicable.

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

	2025 Price Range		2024 Price Range
	High	Low	High	Low
First Quarter	$0.21	$0.15	$0.50	$0.15
Second Quarter	$0.205	$0.099	$1.02	$0.15
Third Quarter	$0.20	$0.0321	$0.29	$0.10
Fourth Quarter	$0.0745	$0.0341	$0.20	$0.11

The closing sales price of the Company’s common stock as reported on November 30, 2025, was $0.049 per share.

Holders of our Common Stock

As of November 30, 2025, there were approximately 70 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form. The stock transfer agent for our securities is Signature Stock Transfer, Inc., 14673 Midway Road, Suite 220, Addison, TX 75001.

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

Recent Sales of Unregistered Securities

On June 25, 2024, the Company issued its Chairman, Edward Lee, a stock option to acquire an aggregate of 1,000,000 shares of the common stock of the Company, exercisable for five (5) years at an exercise price of $0.20 per share, subject to vesting. The option vests in equal amounts over a period of one (1) year at the rate of 250,000 shares per fiscal quarter at the end of such quarter, commencing in June 2025, and pro-rated for the number of days the optionee serves on the Board during the fiscal quarter.

On June 25, 2024, the Company issued its independent director, Eugene Cha, a stock option to acquire an aggregate of 500,000 shares of the common stock of the Company, exercisable for five (5) years at an exercise price of $0.20 per share, subject to vesting. The option vests in equal amounts over a period of one (1) year at the rate of 125,000 shares per fiscal quarter at the end of such quarter, commencing in June 2025, and pro-rated for the number of days the optionee serves on the Board during the fiscal quarter.

Issuer Purchases of Equity Securities

The Company has not repurchased its securities during the year ended November 30, 2025.

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

A Strategic Shift to Artificial Intelligence

Hestia Insight Inc. has made the strategic decision to evolve into a full-fledged Artificial Intelligence (AI) technology company. This transformation will position Hestia Insight to develop and commercialize AI-powered solutions for business consulting and capital market advisory services.

The Company’s new AI product offerings will focus on enhancing key areas of business development, with particular emphasis on comprehensive fundraising support through our AI Enhanced Fundraising Services. Similar AI-driven services are also being developed by the Company for other sectors including Healthcare, Fintech and Legal Tech.

A. Pre-Raise Strategy and Asset Building

●	AI creation of “Vibe Coded” Intelligent Prototypes (VIPs) and Minimum Viable Products (MVPs) using AI platforms like Cursor, Replit and Lovable

●	AI-powered provisional patent creation to build defensible IP and prior art analysis

●	Non-provisional patent applications and trademark guidance

●	Comprehensive AI enhanced business and strategic roadmap planning

●	Fractional Chief Strategy Officer services

B. Market Research, Financials and White Papers for a Fundraise

●	AI deep research for Market studies including TAM/SAM/SOM analysis

●	AI-enhanced revenue scenario modeling including 4 statement web apps

●	Company valuation scenarios, comparable and analytics with AI

●	AI deep research white papers with 30-50 pages and 100+ references

C. Investor Materials Preparation

●	AI pitch creation on platforms like Gamma

●	Pitch deck critiques using our AI “Angry VC” web app and prompt system

●	Executive Summary development using our AI web app

●	Video Demos and AI Podcast creation using Eleven Labs and Pictory

●	AI-enhanced investor memorandum using Gemini Deep Research

●	AI-enhanced term sheets and share purchase agreements

●	AI due diligence and Carta data room preparation

D. Investor Outreach and Investor Relations

●	Investor CRM to manage investor pipeline and round closing

●	Targeted investor outreach campaigns

●	Investor relations strategy and ongoing narrative management

●	Follow-up and investor Q&A support

●	Roadshow planning and management

●	Fractional CFO services to support transaction readiness and financial reporting

In addition to developing proprietary AI products, Hestia Insight will aggressively seek to license or represent other exceptional products in its focus areas. This approach is designed to offer clients a more comprehensive and versatile suite of products and services, helping them succeed across all stages of business growth.

Through its AI technology platform, Hestia Insight aims to assist startups, small businesses, and growth-stage companies in accelerating their go-to-market strategies and preparing for investment readiness in a rapidly evolving digital economy.

Discontinuation of Legacy Operations

In alignment with this shift, Hestia Insight will discontinue its legacy operations in:

●	Healthy Vending Services

●	Portable Charging Network Business

This move allows the company to streamline resources and focus on high-growth potential opportunities in AI product development and intellectual property-based consulting.

Board Approval to Raise Capital

To support the company’s strategic transformation, Hestia Insight’s Board of Directors has approved a capital raise of up to $5 million. This will be executed through a combination of equity offerings and/or convertible debt instruments.

Proceeds will be allocated toward:

●	Expansion of the Company’s AI development team

●	Acceleration of research and development initiatives

●	Marketing and deployment of AI-powered consulting tools

●	General corporate purposes

This funding initiative is a critical step in positioning Hestia Insight as a market leader in AI-based business advisory services.

Focus on Growth and Innovation

With a renewed mission and sharpened focus, Hestia Insight is committed to delivering innovative, data-driven solutions that empower entrepreneurs, investors, and organizations to achieve scalable success in today’s competitive marketplace.

Going Concern

We have a limited operating history and our continued growth is dependent upon the continuation of providing medical consulting services to our clients, generating revenue, and obtaining additional financing to fund future obligations, and pay liabilities arising from normal business operations. We had accumulated deficit of $(1,057,766) at November 30, 2025. The report of our independent registered public accounting firm on our financial statements for the year ended November 30, 2025, contained an explanatory paragraph regarding our ability to continue as a going concern based upon cash used in operating activities and the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These factors, among others, raised substantial doubt about our ability to continue as a going concern. Our financial statements appearing elsewhere in this report do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate significant revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company. The financial statements contained herein do not include any adjustments that might result from the outcome of this uncertainty.

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

Executive Compensation

On June 10, 2025, the Board of Directors of Hestia Insight Inc. determined that it is in the best interest of the Company to formalize compensation arrangements for its Chief Executive Officer.

Accordingly, the Board approved a compensation package for the Company’s Chief Executive Officer, Edward C. Lee, effective immediately. The approved compensation structure includes an annual base salary of $100,000, payable in accordance with the Company’s standard payroll practices and/or in the form of equivalent value of the Company’s common stock, as determined by the Board from time to time.

In addition to the base salary, the Chief Executive Officer may be eligible for bonus or performance-based incentives, stock options or other equity-based awards, and additional benefits, the terms and conditions of which are to be determined by the Board of Directors in accordance with the Company’s compensation policies and applicable governance standards.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about reportable segment’s profit or loss and assets that are currently required annually. ASU 2024-07 is effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025, with early adoption permitted. The Company adopted this ASU on December 1, 2025. The adoption of this ASU had no impact on the Company’s consolidated financial statements.

In December 2024, the FASB issued ASU 2024-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which enhances the transparency and decision usefulness of income tax disclosures by requiring; (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2024-09 is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. These amendments are to be applied prospectively, with retrospective application permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Year Ended November 30, 2025, and the Year Ended November 30, 2024.

Revenue

During the year ended November 30, 2025, total revenues amounted to $8,000. For the year ended November 30, 2024, revenue was $1,249,884. The decrease of $1,241,884 in revenue was due to an decrease in consulting revenue.

Operating Expenses

For the years ended November 30, 2025, 2024, general and administrative expenses were $312,919 and $398,355, respectively. The decline in general and administrative expenses amount was largely due to a reduction in professional fees to $ 99,137 for the year ended November 30, 2025 compared to professional fees of $ to $126,804 for the year ended November 30, 2024.

Other Income and Expenses

The Company recognized changes in fair value of equity securities of $(694,114) and ($115,524) during the years ended November 30, 2025 and 2024, respectively. The change is the result of declines in the fair value of the out investments in equity securities as a result of the changing prices in the markets in which these securities are traded.

During the year ended November 30, 2025 the Company sold certain fixed assets and recognized a loss of ($20,277). There were no sales of fixed assets during the year ended November 30, 2024.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. On November 30, 2025 and 2024, we had cash balances of $28,871 and $41,163, respectively. These funds are kept in financial institutions located in United States. We had total liabilities of $278,245 for the year ended November 30, 2025, of which $173,931 is payable to a related party, and $206,306 for the year ended November 30, 2024. As of November 30, 2025, and 2024, the Company had accumulated deficits of $(1,057,766) and $(114,322), respectively.

We currently have no agreements and arrangements with any person to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Cash flows from Operating Activities

Operating activities used $134,272 in cash for the year ended November 30, 2025, as compared with using $168,805 for the year ended November 30, 2024.

Cash flows from Investing Activities

For the year ended November 30, 2025, the Company’s net cash flow provided by investing activities was $9,480, and for the year ended November 30, 2024, the Company’s net cash flow used by investing activities was $37,147.

Cash flows from Financing Activities

For the year ended November 30, 2025, the Company received $112,500 of net cash for financing activities, and for the year ended November 30, 2024, the Company was provided $78,931 of cash flow from financing activities.

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

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company generated net Losses of ($943,444) for the year ended November 30, 2025, and a net income of $642,205 for the year ended November 30, 2024. The Company had accumulated deficits of $1,057,766 and $114,322 as of November 30, 2025 and 2024, respectively. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previous independent registered public accounting firm

On July 24, 2024 (the “Resignation Date”), BF Borgers CPA PC (the “Former Auditor”) resigned as the independent registered public accounting firm of the Company.

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

New independent registered public accounting firm

On July 24, 2024, (the “Engagement Date”), the Company engaged Victor Mokuolu, CPA PLLC (“New Auditor”) as its independent registered public accounting firm for the Company’s fiscal year ended November 30, 2024. The decision to engage the New Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of November 30, 2025.

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

With the participation of our Chief Executive Officer and Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2025 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of November 30, 2025 based on the COSO framework criteria. Management has identified control deficiencies as follows:

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended November 30, 2025 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended November 30, 2025 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls

During the fiscal quarter ended November 30, 2025, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

As previously reported, on January 4, 2024, the size of the Board of Directors of the Company was increased from one to two and Eugene Cha was appointed as an independent director of the Company.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and positions of our current executive officers and directors.

Name	Age	Position
Edward C. Lee	73	Chief Executive Officer, President, Chief Financial Officer, Treasurer, Secretary, and Chairman of the Board
Eugene Cha	70	Director

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

Eugene Cha, Independent Director

On January 4, 2024, Mr. Eugene Cha was appointed as an independent director of the Company. Mr. Cha is a seasoned attorney who specializes in cross-border business and investment transactions, as well as having served as a board member to numerous international businesses. Mr. Cha’s experience as an independent board member includes serving on the boards of financial services and fund management companies, including Founder Fubon Fund Managements Co., Ltd., Xiaman Bank, and Core Pacific Yamaichi Securities Co., Ltd., and on the boards of biotechnology companies and a conglomerate which owns publicly listed petrochemical and construction companies in Taiwan. In addition, Mr. Cha previously served as chief counsel for Core Pacific Group, a major conglomerate in Taiwan. Mr. Cha earned his Bachelor of Laws degree from National Taiwan University and a Master of Comparative Law degree from the University of Michigan.

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

Section 16(a) Compliance

Section 16(a) of the Securities Exchange Act of 1934, requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. During the year ended November 30, 2025, our officers, directors and 10% stockholders were not required to make filings pursuant to Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION

Executive Officers’ Compensation

The following table sets forth information concerning the annual and long-term compensation earned by or paid to our Chief Executive Officer and to other persons who served as executive officers during the fiscal year ended November 30, 2025, or who earned compensation exceeding $100,000 during fiscal year 2025 (the “named executive officers”), for services as executive officers for the last two fiscal years.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Stock Award ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)		Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Edward Lee, CEO	2025	-0-	-0	-	-0	-	-0	-	-0-	-0-	-0-

Outstanding Equity Awards at Fiscal Year-End Table

On June 25, 2024, the Company issued Edward Lee, Chairman, a stock option to acquire an aggregate of 1,000,000 shares of the common stock of the Company, exercisable for five (5) years at an exercise price of $0.20 per share, subject to vesting. The option vests in equal amounts over a period of one (1) year at the rate of 250,000 shares per fiscal quarter at the end of such quarter, commencing in June 2025, and pro-rated for the number of days the optionee serves on the Board during the fiscal quarter.

On June 25, 2024, the Company issued Eugene Cha, Director, a stock option to acquire an aggregate of 500,000 shares of the common stock of the Company, exercisable for five (5) years at an exercise price of $0.20 per share, subject to vesting. The option vests in equal amounts over a period of one (1) year at the rate of 125,000 shares per fiscal quarter at the end of such quarter, commencing in June 2025, and pro-rated for the number of days the optionee serves on the Board during the fiscal quarter.

Employment Agreements

None.

Director Compensation

The following table sets forth director compensation as of November 30, 2025:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Edward Lee	-0-	-0-	80,000	-0-	-0-	-0-	-0-
Eugene Cha	-0-	-0-	40,000	-0-	-0-	-0-	-0-

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

Grants of Plan Based Awards

On June 25, 2025, the Company issued Edward Lee, Chairman, a stock option to acquire an aggregate of 1,000,000 shares of the common stock of the Company, exercisable for five (5) years at an exercise price of $0.20 per share, subject to vesting. The option vests in equal amounts over a period of one (1) year at the rate of 250,000 shares per fiscal quarter at the end of such quarter, commencing in June 2025, and pro-rated for the number of days the optionee serves on the Board during the fiscal quarter.

On June 25, 2025, the Company issued Eugene Cha, Director, a stock option to acquire an aggregate of 500,000 shares of the common stock of the Company, exercisable for five (5) years at an exercise price of $0.20 per share, subject to vesting. The option vests in equal amounts over a period of one (1) year at the rate of 125,000 shares per fiscal quarter at the end of such quarter, commencing in June 2025, and pro-rated for the number of days the optionee serves on the Board during the fiscal quarter.

Option Exercises

There were no options exercised by our named officers or directors during the years ended November 30, 2025, and 2024.

Compensation of Directors

For the years ended November 30, 2025, and 2024 our directors received $-0- and $-0-, respectively.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of February 21, 2025, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. The address for each person is c/o Hestia Insight Inc., 732 S. 6th Street #4762 Las Vegas, NV 89101.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock(1)
Edward Lee and affiliated persons and entities(2)(4)	16,544,200	68.27%
Eugene Cha(3)(4)	120,000	*
All Executive Officers and Directors as a group (2 people)	16,664,200	68.48%

*	Less than 1%

(1)	Based on 27,939,260 shares of common stock outstanding as of February 24, 2025. Under the rules of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days of February 24, 2025. Unless otherwise indicated by footnote, the named entities or individuals have sole voting and investment power with respect to the shares of common stock beneficially owned.
(2)	Includes (i) 8,278,200 shares of common stock held individually, (ii) 8,266,000 shares of common stock held by ECL Capital Partners Corp., (iii) 1,230,000 shares of common stock held by Mr. Lee’s wife, Sherry Lee. And (iv) 1,000,000 options to acquire common stock held by Mr. Lee. Mr. Lee is the CEO and has sole voting control over the shares of common stock of the Company held by ECL Capital Partners Corp.
(3)	Includes options to acquire 60,000 shares of common stock exercisable at $3.50 per share.
(4)	Current officer and/or director of the Company.

No Director, executive officer, affiliate or any owner of record or beneficial owner of more than 5% of any class of voting securities of the Company is a party adverse to the Company or has a material interest adverse to the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the fiscal year ended November 30, 2025, we had securities authorized for issuance and outstanding awards under our 2021 Stock Incentive Plan:

	Number of securities to be issued upon exercise of outstanding options and warrants		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	1,580,000	(1)	$0.34	3,420,000
Equity compensation plans not approved by security holders	-		-	-
Total	1,580,000		$0.34	3,420,000

(1)	During the year ended November 30, 2025, we had awards outstanding under the 2021 Stock Incentive Plan. As of the end of fiscal year 2025, we had 1,580,000 shares of our common stock issuable upon the exercise of outstanding options granted pursuant to the 2021 Stock Incentive Plan. The securities available under the 2021 Stock Incentive Plan for issuance and issuable pursuant to exercises of outstanding options may be adjusted in the event of a change in outstanding stock by reason of stock dividend, stock splits, reverse stock splits, etc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions since the beginning of the 2025 fiscal year, or any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of its total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

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

On October 17, 2025, the Company entered into a $12,500 note payable to Mr. Edward Lee, a related party. The loan is to be repaid in full on October 17, 2026, with interest payable on the unpaid principal at the rate of 6.00 percent per annum.

On November 24, 2025, the Company entered into a $10,000 note payable to Mr. Edward Lee, a related party. The loan is to be repaid in full on November 24, 2026, with interest payable on the unpaid principal at the rate of 6.00 percent per annum.

As of November 30, 2025, the total outstanding balance due to the related party amounted to $173,931.

Procedures for Approval of Related Party Transactions

Our Board of Directors is charged with reviewing and approving all potential related party transactions. All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

Director Independence

The Board of Directors has determined, after considering all the relevant facts and circumstances, that during the fiscal year ended November 30, 2025, Mr. Eugene Cha was an independent director, as “independence” is defined in the federal securities laws and the Nasdaq Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Victor Mokuolu, CPA PLLC served as our independent auditors for the years ended November 30, 2025 and 2024. The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended November 30, 2025, and 2024.

	November 30, 2025	November 30, 2024
Audit Fees	$22,000	$22,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Totals	$22,000	$22,000

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

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2025 or 2024.

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

Hestia Insight Inc.

Dated: March 2, 2026	By:	/s/ Edward Lee
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

Signature	Title	Date

/s/ Edward Lee	Chief Executive Officer, Chief Financial Officer and Director	March 2, 2026
Edward Lee	(Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Hestia Insight, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hestia Insight, Inc. (the Company) as of November 30, 2025, and November 30, 2024, the related consolidated statements of operations, stockholders’ equity, and cash flows for the two years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2025, and November 30, 2024, and the results of its operations and its cash flows for the two years ended November 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s ability to continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had accumulated deficits of $1,057,766 and $114,322 as of November 30, 2025, and 2024 respectively. The Company had insufficient cash on hand to meet its expected operating costs for the next twelve months. While the Company generated significant revenues during the year ended November 30, 2024, these revenues are largely non-cash in nature and therefore do not result in sufficient cash receipts from operations needed to fund operations. These factors, among others, raised substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Houston, Texas

March 2, 2026

PCAOB ID: 6771

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

HESTIA INSIGHT INC.

CONSOLIDATED BALANCE SHEETS

	November 30, 2025	November 30, 2024
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$28,871	$41,163
Investments in equities	366,260	1,068,219
Accounts receivable	-	14,660
Total current assets	395,131	1,124,042

FIXED ASSETS:
Vending machines.	-	8,390
Charger Go-Go machines.	-	14,203
Total fixed assets	-	22,593

TOTAL ASSETS	$395,131	$1,146,635

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$76,080	$32,450
Accrued interest, related party	10,734	3,038
Provision for federal income taxes payable	-	91,887
Related party loan payable	173,931
Notes payable	17,500	78,931
Total current liabilities	278,245	206,306

TOTAL LIABILITIES	278,245	206,306

STOCKHOLDERS’ EQUITY:
Common stock, par value $0.001 per share; 285,000,000 shares authorized; 27,939,260 and 27,939,260 shares issued and outstanding as of November 30, 2025, and November 30, 2024, respectively.	27,939	27,939
Series B common stock, par value $0.001 per share; 5,000,000 shares authorized; -0- and -0- issued and outstanding as of November 30, 2025, and November 30, 2024, respectively.	-	-
Treasury stock, 5,100,000 and 5,100,000 shares as of November 30, 2025, and November 30, 2024, respectively.	5,100	5,100
Additional paid in capital	1,141,613	1,021,613
Accumulated deficit	(1,057,766)	(114,322)
Total stockholders’ equity	116,886	940,330

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$395,131	$1,146,635

The accompanying notes are an integral part of these consolidated financial statements.

HESTIA INSIGHT INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended November 30,
	2025	2024
REVENUE:
Consulting revenue	$8,000	$1,249,884

OPERATING EXPENSE:
Selling, general and administrative expense	312,919	398,355
Total operating expense	312,919	398,355

OPERATING INCOME/(LOSS)	$(304,919)	$851,529

OTHER INCOME/(EXPENSE):
Interest And dividend income	75	1,125
Interest expense	(9,571)	(3,038)
Gain (loss) on sale of capital assets	(20,277)	-
Realized Gain/(Loss) on Equity Investments	135
Bad debt expense	(6,660)
Change in fair value of investments	(694,114)	(115,524)
Total other income/(expense)	$(730,412)	$(117,437

INCOME/(LOSS) BEFORE TAXES	(1,035,331)	734,092

Provision reversal for federal income tax (benefit)	(91,887)	91,887

NET INCOME/(LOSS)	$(943,444)	$642,205

Basic and diluted net income/(loss) per common share	(0.03)	0.02
Weighted average common shares outstanding – Basic and Diluted	27,939,260	27,939,260

The accompanying notes are an integral part of these consolidated financial statements.

HESTIA INSIGHT INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED NOVEMBER 30, 2025 AND 2024

	Common Stock par value $0.001		Treasury	Additional Paid In	Accumulated Earnings/	Total Stockholders’
	Shares	Amount	Stock	Capital	(Deficit)	Equity
Balance November 30, 2023	27,939,260	$27,939	$5,100	$901,613	$(756,526)	$178,125
Stock based compensation				120,000		120,000
Net Income	-	-	-	-	642,205	642,205
Balance November 30, 2024	27,939,260	$27,939	$5,100	$1,021,613	$(114,322)	$940,330
Stock based compensation	-	-	-	120,000	-	120,000
Net Loss	-	-	-	-	(943,444)	(943,444)
Balance November 30, 2025	27,939,260	$27,939	$5,100	$1,141,613	$(1,057,766)	$116,886

The accompanying notes are an integral part of these consolidated financial statements.

HESTIA INSIGHT INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended November 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss)	$(943,444)	$642,205
Adjustments to reconcile net income/(loss) to operating cash flows:
Depreciation expense	816	4,849
Allowance for credit losses	-	-
Stock based compensation	120,000	120,000
Realized loss on sale of capital assets	20,277	-
Realized gain on sale of securities	(135)
Change in fair value of investment equity securities	694,114	115,524
Equity Securities received for services	-	(1,147,884)
Bad Debt Expense	6,660	-
Provision reversal for federal income tax (benefit)	(91,887)	-
Changes in operating assets and liabilities account balances:		-
Accounts receivable and accrued interest receivable	8,000	(14,660)
Accounts payable and accrued interest payable	51,327	16,236
Credit card payable	-	3,038
Provision for federal income tax (benefit)	-	91,887
NET CASH USED IN OPERATING ACTIVITIES	$(134,272)	$(168,805)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed assets	1,500	-
Purchase of investment securities	-	(16,198)
Proceeds from sale of investment securities	7,980	53,345
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	$9,480	$37,147

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceed from Loans	17,500	-
Proceeds from notes payable, related party	95,000	78,931
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	$112,500	$78,931

NET INCREASE (DECREASE) IN CASH	(12,292)	(52,727)
CASH – BEGINNING OF YEAR	41,163	93,890
CASH – END OF YEAR	$28,871	$41,163

NON-CASH INVESTING/FINANCING ACTIVITIES
Equity securities received for services		(1,147,884)

The accompanying notes are an integral part of these consolidated financial statements.

HESTIA INSIGHT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2025

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

We have a limited operating history and our continued growth is dependent upon the continuation of providing medical consulting services to our clients, generating revenue, and obtaining additional financing to fund future obligations, and pay liabilities arising from normal business operations. We had an accumulated deficit of $(1,057,766) and $(114,322) at November 30, 2025 and November 30, 2024. We have insufficient cash on hand to meet our expected operating costs for the next twelve months. While we have generated revenues, these revenues are largely non cash in nature and therefore do not result in sufficient cash receipts from operations needed to fund operations. These factors, among others, raised substantial doubt about our ability to continue as a going concern. Our financial statements appearing elsewhere in this report do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate significant revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our Company. The financial statements contained herein do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 2 – Summary of significant accounting policies

Cash and Cash Equivalents

For purposes of reporting within the balance sheets and the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, cash on deposit in attorney trust accounts, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents. The Company’s cash balances may at times exceed federally insured limits of $250,000. Management mitigates this risk through the use of large financial institutions which management believes have a high credibility.

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

The Company identifies the contract with the customer and the related performance obligations within its consulting arrangements. The transaction price, including any variable consideration, is determined and allocated to the identified performance obligations based on their relative standalone selling prices. Revenue is recognized over time as the Company satisfies its performance obligations.

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

Adoption of Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about reportable segment’s profit or loss and assets that are currently required annually. ASU 2024-07 is effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025, with early adoption permitted. The Company adopted this ASU on December 1, 2025. The adoption of this ASU had no impact on the Company’s consolidated financial statements.

In December 2024, the FASB issued ASU 2024-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which enhances the transparency and decision usefulness of income tax disclosures by requiring; (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2024-09 is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. These amendments are to be applied prospectively, with retrospective application permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

The Company currently believes there are no other issued and not yet effective accounting standards that are materially relevant to our consolidated financial statements.

Note 3 – Investment in Equities

The Company holds investments in equity securities of publicly listed companies. The Company remeasures any equity securities held at each reporting period and recognizes a gain or loss for any changes in the fair value of those equity securities. The Company determines the fair value of its equity securities using quoted market prices for markets which it can access. The following tables present the Company’s equity securities by class within the fair value hierarchy established in ASC 820.

As of November 30, 2025
Class	Level 1	Level 2	Level 3
Mutual fund	$-	$-	$-
Common stock	366,257	-	-
Total	$366,257	$-	$-

As of November 30, 2024
Class	Level 1	Level 2	Level 3
Mutual fund	$7,845	$-	$-
Common stock	1,060,374	-	-
Total	$1,068,219	$-	$-

As of November 30, 2025 and 2024, 100% and 100%, respectively, were concentrated in a single entity’s common stock. As of November 30, 2025 and 2024, the Company’s held only a single mutual fund investment.

Note 4 – Income Taxes

The provision (benefit) for income taxes for the year ended November 30, 2025 and the year ended November 30, 2024 consist of the following:

	Nov. 30, 2025	Nov. 30, 2024
Current:
Federal	$-	$91,887
State	-	-
Total Current	$-	$91,887
Deferred:
Federal	$(91,887)	$-
State	-	-
Change in valuation	-	-
Total provision (benefit)	$(91,887)	$-

The income tax provision (benefit) differs from the amount computed by applying the U.S. federal statutory tax rate of 21% in 2025 and 2024 to net income (loss) before income taxes for the year ended November 30, 2025 and November 30, 2024 and adjusting for the following:

	Nov. 30, 2025		Nov. 30, 2024
Computed expected tax provision (benefit)	$(198,124)	21%	$154,159	21%
Permanent differences	-	-	49,815	7%
Temporary differences	-	-	-	-
Increase (utilization) of net operating loss carryforward	198,124	21%	(112,087)	(21)%
Federal income tax provision	$-	-	$91,887	8%

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

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and, if necessary, in various state and local jurisdictions. All tax years from 2020 to 2025 are subject to examination. As of November 30, 2025, the Company’s net operating loss carryforwards are $693,435.

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

On October 17, 2025, the Company entered into a $12,500 note payable to Mr. Edward Lee, a related party. The loan is to be repaid in full on October 17, 2026, with interest payable on the unpaid principal at the rate of 6.00 percent per annum.

On November 24, 2025, the Company entered into a $10,000 note payable to Mr. Edward Lee, a related party. The loan is to be repaid in full on November 24, 2026, with interest payable on the unpaid principal at the rate of 6.00 percent per annum.

As of November 30, 2025 and November 30,2024, the total outstanding balance due to the related party amounted to $173,931 and $78,931.

Note 6 – Note Receivable

As of November 30, 2025, the total outstanding balance of $0 in principal and 6% simple interest in an unsecured line of credit due from Patient Access Solutions, Inc. was written off and the line of credit was cancelled due to lack of payment.

Note 7 – Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, par value $.00001 per share (the “Preferred Stock”). As of November 30, 2025, no shares of Preferred Stock were issued and outstanding.

Note 8 – Options to Acquire Common Stock

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

On June 25, 2025, the Company issued Edward Lee, Chairman, a stock option to acquire an aggregate of 1,000,000 shares of the common stock of the Company, exercisable for five (5) years at an exercise price of $0.20 per share, subject to vesting. The option vests in equal amounts over a period of one (1) year at the rate of 250,000 shares per fiscal quarter at the end of such quarter, commencing in June 2025, and pro-rated for the number of days the optionee serves on the Board during the fiscal quarter.

On June 25, 2025, the Company issued Eugene Cha, Director, a stock option to acquire an aggregate of 500,000 shares of the common stock of the Company, exercisable for five (5) years at an exercise price of $0.20 per share, subject to vesting. The option vests in equal amounts over a period of one (1) year at the rate of 125,000 shares per fiscal quarter at the end of such quarter, commencing in June 2025, and pro-rated for the number of days the optionee serves on the Board during the fiscal quarter.

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

The Company recognizes compensation costs for those shares expected to vest on a straight-line basis over the requisite service period of the awards. During the years ended November 30, 2025 and 2024, the Company recognized $120,000 and $120,000- in stock based compensation related to the vesting of issued stock options. The fair values of option awards granted during the years ended November 30, 2025 and 2024, were estimated using a Black-Sholes option pricing model under the following assumptions:

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

The status of the options issued under the foregoing option plans as November 30, 2025 and 2024, and changes during the years then ended were as follows:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding at November 30, 2024	1,580,000	$0.34	4.7	$-
Exercised	-
Expired	-
Forfeited	-
Granted				-
Outstanding as of November 30, 2025	1,580,000	$0.34	4.70	$-

Note 9 – Subsequent Events

The Company evaluates events that occur after the period end date through the date the financial statements are available to be issued. Accordingly, management has evaluated subsequent events through the date these financial statements are issued and has determined that no subsequent events require disclosure in these financial statements.