Form 10-Q
period 2026-02-28
Hestia Insight Inc.
filed 2026-04-22
CIK 1813603

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 000-56249

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

As of April 22, 2026, 27,939,260 shares of common stock, par value $0.001 per share, were issued and outstanding.

HESTIA INSIGHT INC.

FORM 10-Q

February 28, 2026

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

HESTIA INSIGHT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of February 28, 2026 (Unaudited) and November 30, 2025

	February 28, 2026	November 30, 2025
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$17,084	$28,871
Investments in equities	412,038	366,260
Total current assets	429,122	395,131

TOTAL ASSETS	$429,122	$395,131

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$78,932	$76,080
Accrued interest, related party	13,724	10,734
Related party loan payable	198,931	173,931
Notes Payable related party	17,500	17,500
Total current liabilities	309,088	278,245

TOTAL LIABILITIES	309,088	278,245

STOCKHOLDERS’ EQUITY:
Common stock, par value $0.001 per share; 285,000,000 shares authorized; 27,939,260 and 27,939,260 shares issued and outstanding as of February 28, 2026, and November 30, 2025, respectively.	27,939	27,939
Treasury Shares, 5,100,000 and 5,100,000 shares as of February 28, 2026, and November 30, 2025, respectively [Note 7 and Note 8].	5,100	5,100
Additional paid in capital	1,141,613	1,141,613
Accumulated earnings/(deficit)	(1,054,618)	(1,057,766)
Total stockholders’ equity	120,034	116,886

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$429,122	$395,131

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HESTIA INSIGHT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended February 28, 2026 and February 28, 2025 (Unaudited)

	For the Three Months Ended
	February 28, 2026	February 28, 2025
REVENUE:
Consulting revenue	$–	$–
Total revenue	–	–

COST OF REVENUE:
Cost of revenue	–	–
OPERATING EXPENSE:
Selling, general and administrative expense	39,326	110,669
Total operating expense	39,326	110,669

OPERATING INCOME/(LOSS)	(39,326)	(110,669)

OTHER INCOME/(EXPENSE):
Interest & dividend income	–	75
Gain (loss) on sale of capital assets	–	(14,203)
Change in fair value of investments	45,781	(259,500)
Realized gain/(loss) on equity investments	–	435
Interest expense	(3,303)	(1,773)
Bad debt expense	–	(6,660)
Total other income/(expense)	42,478	(281,626)

INCOME/(LOSS) BEFORE TAXES	3,152	(392,295)

Provision for federal income taxes	–	–

NET INCOME/(LOSS)	$3,152	$(392,295)

Basic net income/(loss) per common share	$0.001	$(0.014)
Diluted net income/(loss) per common share	$0.001	$(0.014)
Average common shares outstanding – Basic and Diluted	27,939,260	27,939,260

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HESTIA INSIGHT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended February 28, 2026 and February 28, 2025 (Unaudited)

	Common Stock par value $0.001		Treasury Shares	Additional Paid In	Accumulated Earnings/	Total Stockholders’
	Shares	Amount	$	Capital	(Deficit)	Equity
Balance November 30, 2025	27,939,260	$27,939	$5,100	$1,141,613	$(1,057,766)	$116,886

Net Income for the period	–	–	–	–	3,152	3,152

Balance February 28, 2026	27,939,260	$27,939	$5,100	$1,141,613	$(1,054,618)	$120,034

Balance November 30, 2024	27,939,260	$27,939	$5,100	$1,021,613	$(114,323)	$940,329

Stock Compensation	–	–	–	60,000	–	60,000

Net Loss for the period	–	–	–	–	(392,295)	(392,295)

Balance February 28, 2025	27,939,260	$27,939	$5,100	$1,081,613	$(506,617)	$608,035

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HESTIA INSIGHT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended February 28, 2026 and February 28, 2025 (Unaudited)

	For the Three months Ended
	February 28, 2026	February 28, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss)	$3,152	$(392,295)
Adjustments to reconcile net income/(loss) to operating cash flows:
Stock Based Compensation	–	60,000
Unrealized loss (gain) on investment equities	(45,781)	259,500
Gain/Loss sales of assets	–	14,203
Credit Card Payable	(647)	–
Depreciation expense	–	350
Bad Debt Expense	–	6,660
Changes in operating asset and liability account balances:
Accounts payable and accrued interest payable	6,489	15,535
NET ADJUSTMENTS	(39,939)	356,248

NET CASH USED IN OPERATING ACTIVITIES	(36,787)	(36,047)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds (used in) purchase of investment equities	–	7,845
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	–	7,845

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds provided by related party loan	25,000	25,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	25,000	25,000

NET DECREASE IN CASH	(11,787)	(3,202)
CASH – BEGINNING OF PERIOD	28,871	41,163
CASH – END OF PERIOD	$17,084	$37,959

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HESTIA INSIGHT INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2026

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

Our AI Enhanced Fundraising Services encompass four core areas: pre-raise strategy development including MVP creation and IP protection; comprehensive market research and financial modelling; investor materials preparation including pitch decks and due diligence support; and end-to-end investor outreach and relations management. We also provide fractional C-suite services, including Chief Strategy Officer and Chief Financial Officer support, to ensure our clients are transaction-ready and positioned for sustainable growth.

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Hestia Insight Inc. (“Hestia” or the “Company”) consolidated with the accounts of its wholly owned subsidiaries Hestia Investments, Inc., a Wyoming corporation, the terms “us,” “we” or “our” refer to Hestia Insight Inc. and its consolidated subsidiary.

The accompanying condensed consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company is a development stage enterprise devoting substantial efforts to establishing its new business, financial planning, raising capital, and research into investments and services which may become part of the Company’s investment and services portfolios. The Company has not realized significant revenues from inception through the date of these financial statements. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and, even if planned principal operations have commenced, revenues are insignificant.

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

The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC Topic 820 are described as follows:

•	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.

•	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 – Prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.

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

Stock-Based Compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment topic of Accounting Standards Codification (“ASC”) 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award. The Accounting Standards Codification also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the awards.

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

Segment Reporting

We operate in a single operating segment and a single reporting segment. Operating segments are defined as components of an enterprise about which separate financial information is regularly evaluated by the chief operating decision maker function (which is fulfilled by our chief executive officer) in deciding how to allocate resources and in assessing performance. Our chief executive officer allocates resources and assesses performance based upon financial information at the level. Since we operate in one operating segment, all required financial segment information is presented in the financial statements.

Subsequent Events

The Company evaluates events occurring after the reporting period through the date the financial statements are available for issuance. Management has performed this evaluation through the issuance date and has determined that subsequent events requiring disclosure have been appropriately reflected in these financial statements.

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

As of February, 2026, the fair value of equity investments was $412,038.

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

The provision (benefit) for income taxes for three months ended February 28, 2026, consists of the following:

February 28, 2026
Current:
Federal	$0
State	0
Total Current	$0
Deferred:
Federal	$0
State	0
Change in valuation	0
Total provision (benefit)	$0

The Company, and its subsidiaries have net deferred tax assets resulting from net operating loss (“NOL”) carry forwards. These NOL carry forwards are subject to limitations on their use and availability. Under the 2017 Tax Act, NOL carry forwards can offset only 80% of taxable income in any given tax year and are significantly or completely reduced whenever there is a substantial change in the ownership of the Corporation.

	February 28, 2026	February 28, 2025
Net income (loss) before taxes	$3,152	$(392,295)
US federal income tax rate	21%	21%

Computed expected tax provision (benefit)	662	(82,328)
Permanent differences	–	–
Timing differences	(662)	54,495
Valuation allowance on NOL carry forwards	–	27,833
Federal income tax provision	$–	$–

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and, if necessary, in various state and local jurisdictions. All tax years from 2017 to 2025 are subject to examination.

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

On December 17, 2025, the Company entered into a $10,000 note payable to Mr. Edward Lee, a related party. The loan is to be repaid in full on December 17, 2026, with interest payable on the unpaid principal at the rate of 6.00 percent per annum.

On January 03, 2026, the Company entered into a $10,000 note payable to Mr. Edward Lee, a related party. The loan is to be repaid in full on January 03, 2027, with interest payable on the unpaid principal at the rate of 6.00 percent per annum.

On February 26, 2026, the Company entered into a $5,000 note payable to Mr. Edward Lee, a related party. The loan is to be repaid in full on February 26, 2027, with interest payable on the unpaid principal at the rate of 6.00 percent per annum.

As of February 28, 2026, the total outstanding balance due to the related party amounted to $198,931.

Note 6 – Notes and Lines of Credit Receivable

During the three months ended February 28, 2026, and the year ended November 30, 2025, the Company had no notes or lines of credit receivable.

Note 7 – Common Stock

During the three months ended February 28, 2026, and the year ended November 30, 2025, the Company issued no common stock.

Note 8 – Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, par value $.00001 per share (the “Preferred Stock”). As of February 28, 2026, and the year ended November 30, 2025, no shares of Preferred Stock were issued and outstanding.

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

The Company estimated the fair value of stock options it granted to utilizing the Black-Scholes option-pricing model. The volatility component of the calculation is based on the historic volatility of the Company’s stock. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behaviour. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The stock price is considered based on the closing price of the Company’s common stock as of the grant date.

The Company recognizes compensation costs for those shares expected to vest on a straight-line basis over the requisite service period of the awards. During the First Quarter ended February 28, 2026 and 2025, the Company recognized $-0- and $60,000 in stock based compensation related to the vesting of issued stock options.

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

Black-Scholes option-pricing model. The Company recognizes the expense related to stock options it has provided individuals to acquire its common stock over the requisite service period (usually the vesting period of one year), utilizing the Black-Scholes option-pricing model. The volatility component of the calculation is based on the historic volatility of the Company’s stock, or the expected future volatility and it is assumed to be 195.43%. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behaviour. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve for two years in effect at the time of grant and is considered to be 4.45% and the stock price is considered to be $0.16 per share, the closing stock price as of June 25, 2024.

Note 10 – Subsequent Events

On April 20, 2026, the Company’s management approved compensation of $500,000 for Edward C. Lee, the Company’s Chief Executive Officer, in recognition of services rendered to the Company since 2020. Mr. Lee had previously elected to forgo salary and benefits during the Company’s earlier stages of operations.

As the approval occurred after the quarter ended February 28, 2026, no expense or liability related to this compensation has been recognized in the accompanying financial statements.

The Company intends to recognize the related expense and corresponding liability in a future reporting period when such compensation becomes payable or is otherwise settled. The compensation will be settled pursuant to a future agreement, which may include cash, equity instruments, or other assets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Hestia Insight Inc. for the three months ended February 28, 2026, and February 28, 2025, should be read in conjunction with the Hestia Insight Inc. unaudited consolidated financial statements and the notes thereto contained elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on March 14, 2024. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Our AI Enhanced Fundraising Services encompass four core areas: pre-raise strategy development including MVP creation and IP protection; comprehensive market research and financial modelling; investor materials preparation including pitch decks and due diligence support; and end-to-end investor outreach and relations management. We also provide fractional C-suite services, including Chief Strategy Officer and Chief Financial Officer support, to ensure our clients are transaction-ready and positioned for sustainable growth.

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

Going Concern

We have a limited operating history, and our continued growth is dependent upon the continuation of providing medical consulting services to our clients, generating revenue, and obtaining additional financing to fund future obligations, and pay liabilities arising from normal business operations. We had accumulated deficits of $(1,054,618) at February 28, 2026. The report of our independent registered public accounting firm on our financial statements for the year ended November 30, 2025, contained an explanatory paragraph regarding our ability to continue as a going concern based upon cash used in operating activities and the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These factors, among others, raised substantial doubt about our ability to continue as a going concern. Our financial statements appearing elsewhere in this report do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate significant revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company. The financial statements contained herein do not include any adjustments that might result from the outcome of this uncertainty.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three Months ended February 28, 2026, and February 28, 2025

Revenue

For the three months ended February 28, 2026, total revenues is zero. For the three months ended February 28, 2025, revenue was zero, all of which consisted of consulting revenue. The limited amount of revenue was due to our current emphasis on planning and preparation for our future revenue.

Cost of Revenue

Cost of revenue includes the cost of internal labour and related benefits, travel expenses related to consulting services, subcontractor costs, other related consulting costs, and other overhead costs. These costs are recorded as operating expenses. For the three months ended February 28, 2026, and February 28, 2025, there were no costs of revenue.

Operating Expenses

For the three months ended February 28, 2026 operating expenses were $39,326 representing an decrease of $71,343 over the operating expenses of $110,669 for the three months ended February 28, 2025. This decrease in operating expenses was mainly driven by a decrease in professional fees related to becoming and being a public company plus our current emphasis on reducing costs.

For the three months ended February 28, 2026, and February 28, 2025, operating expenses consisted of the following:

	For the Three months ended February 28, 2026	For the Three months ended February 28, 2025
Selling expenses	$–	$–
Professional fees	8,680	24,749
Other general and administrative expenses	30,646	85,920
	$39,326	$110,669

•	Our selling expenses mainly include our marketing and sales staff’s salaries and related benefits, plus travel and entertainment costs incurred by our sales department. Selling expenses totalled and $0 for the three months ended February 28, 2026 and $0 for the three months ended February 28, 2025. Selling expense as a percentage of revenue for the three months ended February 28, 2026 is 0%, and for the three months ended February 28, 2025, it was 0%

•	Professional fees primarily consisted of accounting fees, legal service fees, consulting fees, investor relations service charges, OTC markets application and listing fees and other fees incurred for services related to becoming and being a public company. For the three months ended February 28, 2026 and February 28, 2025, professional fees amounted to $8,680 and $24,749, respectively, a decrease of $16,069 or 65%. We expect professional fees to be significant as we incur significant costs associated with our public company reporting requirements, and costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission.

•	Other general and administrative expenses mainly consisted of wages and payroll taxes of our employees, compensation to our officers and board members, automobile expenses, office supplies, rent, bank service charges, depreciation, and other miscellaneous items. Other general and administrative expenses totalled $30,646 for the three months ended February 28, 2026 as compared to $85,920 for the three months ended February 28, 2025, a decrease of $55,254.

Income (Loss) from Operations

As a result of the foregoing, for the three months ended February 28, 2026, loss from operations amounted to $(39,326), as compared to loss from operations of $(110,669) for the three months ended February 28, 2025.

Other Income (Expense)

Other income includes gain/losses, dividends and interest income/Bad debt Expense from stock dividends and bank deposits that amounted to $42,478 and $281,626, for the three months ended February 28, 2026 and February 28, 2025, respectively.

The Company had realized gains on equity investments of $0 for the three months ended February 28, 2026 and $435 for the three months ended February 28, 2025.

The Company had unrealized gains on equity investments of $45,781 for the three months ended February 28, 2026, and unrealized losses on equity investments of $259,500 for the three months ended February 28, 2025. For the three months ended February 28, 2026, and February 28, 2025, the Company $-0- sales of capital assets for each period.

The Company had $3,303 interest expense for the three months ended February 28, 2026 and $1,773 interest expense for the three months ended February 28, 2025.

Income Taxes

We did not have any income tax expense for the three months ended February 28, 2026 and February 28, 2025, since we did not have any taxable income in the periods which was not reduced by prior net operating loss carry forwards or reduced by the exclusion of any unrealized gains/(losses) on equity investments, which are excluded from our taxable income until they become realized gains/(losses) on equity investments.

Net Income (Loss)

The net income/loss for the three months ended and the net loss for the three months ended February 28, 2026 was $3,152 and February 28, 2025, was $(392,295).

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. On February 28,2026, and November 30. 2025, we had cash and cash equivalent balances of $17,084 and $28,871, respectively. These funds are kept in financial institutions located in United States. We had total liabilities of $309,088 on February 28, 2026, of which $92,656 for accounts payable and accrued liabilities and $216,431 for a related party note payable and a Federal Income taxes payable $0. We had total liabilities of $278,245 on November 30, 2025, of which $86,814 is for accounts payable and accrued liabilities. As of February 28, 2026, and November 30. 2025, the Company had accumulated earnings/(deficits) of $(1,054,618) and $(1,057,766), respectively.

We currently have no agreements and arrangements with any person to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Cash flows from Operating Activities

Operating activities used $(36,787) in cash during the three months ended February 28, 2026 as compared with using $(36,047) in cash during the three months ended February 28, 2025. The increase in cash used in operating activities during the three months ended February 28, 2026, is primarily due to the increase in operating expenses described above.

Cash flows from Investing Activities

For the three months ended February 28, 2026, the cash flows in investing activities provided $0 in proceeds used in the purchase of investment equities.

Cash flows from Financing Activities

For the three months ended February 28, 2026, the Company received $25,000 in proceeds provided by a related party loan. For the three months ended February 28, 2025, the Company received $25,000 in proceeds provided by a related party loan.

Our capital requirements for the next twelve months primarily relate to cash to pay salaries, consulting fees and fees related to third parties’ professional services. All funds received have been primarily expended in the furtherance of growing the business. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

•	An increase in working capital requirements to finance our current business;

•	Addition of administrative and sales personnel as the business grows; and

•	The cost of being a public company.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of February 28, 2026.

Changes in Internal Controls over Financial Reporting

There were no changes (including corrective actions with regard to material weakness) in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may become involved in legal proceedings or be subject to claims arising in the ordinary course of its business. The Company is not presently a party to any legal proceedings that, if determined adversely to it, would individually or taken together have a material adverse effect on its business, operating results, financial condition, or cash flows. Regardless of the outcome, litigation can have an adverse impact on the Company because of defence and settlement costs, diversion of management resources and other factors.

ITEM 1A. RISK FACTORS

Our business, financial condition, results of operations, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our most recent Annual Report on Form 10-K for the year ended November 30, 2025, the occurrence of any one of which could have a material adverse effect on our actual results. There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended November 30, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended February 28, 2026.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended February 28, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

HESTIA INSIGHT INC.
(Registrant)

Date: April 22, 2026	By:	/s/ Edward Lee
Edward Lee
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: April 22, 2026	By:	/s/ Edward Lee
Edward Lee
Chief Financial Officer (Principal Financial and Accounting Officer)

