Form 10-Q
period 2026-05-31
Hestia Insight Inc.
filed 2026-07-20
CIK 1813603

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2026

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

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, per value $0.001 per share

(Title of class)

As of July 20, 2026, 27,939,260 shares of common stock, par value $0.001 per share, were issued and outstanding.

HESTIA INSIGHT INC.

FORM 10-Q

May 31, 2026

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HESTIA INSIGHT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of May 31, 2026 (Unaudited) and November 30, 2025

	May 31, 2026	November 30, 2025
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$19,141	$28,871
Investments in equities	454,453	366,260
Total current assets	473,594	395,131

TOTAL ASSETS	$473,594	$395,131

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$67,998	$76,080
Accrued interest, related party	17,083	10,734
Related party loan payable	216,431	173,931
Officer payable	500,000	–
Notes Payable, related party	17,500	17,500
Short-term loans from shareholders	16,670	–
Total current liabilities	835,682	278,245

TOTAL LIABILITIES	835,682	278,245

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, par value $0.001 per share; 285,000,000 shares authorized; 27,939,260 and 27,939,260 shares issued and outstanding as of May 31, 2026, and November 30, 2025, respectively	27,939	27,939
Treasury Shares, 5,100,000 and 5,100,000 shares as of May 31, 2026, and November 30, 2025, respectively [Note 7 and Note 8]	5,100	5,100
Additional paid in capital	1,141,613	1,141,613
Accumulated deficit	(1,536,740)	(1,057,766)
Total stockholders’ equity (deficit)	(362,088)	116,886

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$473,594	$395,131

The accompanying notes are an integral part of these unaudited Condensed Consolidated financial statements.

HESTIA INSIGHT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

for the Three and Six months ended May 31, 2026 and May 31, 2025 (Unaudited)

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2026	2025	2026	2025
REVENUE:
Consulting revenue	$16,000	$–	$16,000	$–
Other Income	–	–	–	–
Total revenue	16,000	–	16,000	–

OPERATING EXPENSE:
Selling, general and administrative expense [Note 5]	537,074	122,237	576,401	232,907
Total operating expense	537,074	122,237	576,401	232,907

OPERATING INCOME/(LOSS)	(521,074)	(122,237)	(560,401)	(232,907)

OTHER INCOME/(EXPENSE):
Interest & dividend income	–	–	–	75
Gain (loss) on sale of capital assets	–	–	–	(14,203)
Realized Gain/(Loss) on Equity Investments	–	–	–	435
Unrealized Gain/(Loss) on Equity Investments	42,414	(127,917)	88,195	(387,417)
Interest expense	(3,463)	(2,307)	(6,766)	(4,080)
Bad debt expense	–	–	–	(6,660)
Total other income/(expense)	38,951	(130,224)	81,429	(411,850)

INCOME/(LOSS) BEFORE TAXES	(482,123)	(252,461)	(478,971)	(644,757)

Tax expense	–	–	–	–
NET INCOME/(LOSS)	$(482,123)	$(252,461)	$(478,971)	$(644,757)

Basic net income/(loss) per common share	$(0.017)	$(0.009)	$(0.017)	$(0.023)
Diluted net income/(loss) per common share	$(0.017)	$(0.009)	$(0.017)	$(0.023)
Average common shares outstanding – Basic & Diluted	27,939,260	27,939,260	27,939,260	27,939,260

The accompanying notes are an integral part of these unaudited Condensed Consolidated financial statements.

HESTIA INSIGHT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the six months ended May 31, 2026 and May 31, 2025 (Unaudited)

	Common Stock par value $0.001		Cancelled Shares	Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	$	Capital	Deficit	Equity (Deficit)
Balance November 30, 2024	27,939,260	$27,939	$5,100	$1,021,613	$(114,323)	$940,329

Unrealized Gain/(Loss) on Equities / Glendale Sec.	–	–	–	120,000	–	120,000

Net Loss for the 6-month period	–	–	–	–	(644,757)	(644,757)

Balance May 31, 2025	27,939,260	$27,939	$5,100	$1,141,613	$(759,080)	$415,572

Balance November 30, 2025	27,939,260	$27,939	$5,100	$1,141,613	$(1,057,766)	$116,886

Stock based compensation	–	–	–	–	–	–

Net Loss for 6-month period	–	–	–	–	(478,971)	(478,971)

Balance May 31, 2026	27,939,260	$27,939	$5,100	$1,141,613	$(1,536,740)	$(362,088)

The accompanying notes are an integral part of these unaudited Condensed Consolidated financial statements.

HESTIA INSIGHT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended May 31, 2026, and May 31, 2025 (Unaudited)

	For the Six months Ended
	May 31, 2026	May 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss)	$(478,971)	$(644,757)
Adjustments to reconcile net income/(loss) to operating cash flows:
Stock Based Compensation	–	120,000
Unrealized loss (gain) on investment equities	(88,195)	387,116
Gain/Loss sales of assets	–	14,203
Realized loss (gain) on investment equities	–	–
Depreciation expense	–	700
Bad Debt Expense	–	6,660
Changes in operating asset and liability account balances:
Accounts receivable and lease interest receivable	–	8,000
Credit card payable	–	(2,513)
Officer payable	500,000	–
Accounts payable and accrued interest payable	(1,734)	45,915
NET ADJUSTMENTS	410,071	580,081

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	$(68,900)	$(64,676)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds (used in) purchase of investment equities	–	7,845
Proceeds provided by investment equities	–	–
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	$–	$7,845

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds provided by related party loan	59,170	50,000
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	$59,170	$50,000

NET INCREASE (DECREASE) IN CASH	(9,730)	(6,831)
CASH – BEGINNING OF PERIOD	28,871	41,163
CASH – END OF PERIOD	$19,141	$34,332

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

For those investments in equities, including equity securities and partnership interests, that have a “readily determinable fair value,” as defined in ASC Topic 321 and discussed below, or are traded in a verifiable public market and are not restricted for sale in the public market by a restricted stock legend, or can otherwise be reasonably valued using the three levels of the fair value hierarchy under ASC Topic 820 discussed above, we present and carry our investments at their estimate of fair value at net asset value (NAV) as of the balance sheet date. For these equity securities and partnership interests we include the realized and unrealized gains and losses arising from the changes in the fair values during the period as a component of investment gains in the Condensed Consolidated statements of operations.

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

The provision (benefit) for income taxes for six months ended May 31, 2026, consists of the following:

May 31, 2025
Current:
Federal	$–
State	–
Total Current	$–
Deferred:
Federal	$–
State	–
Change in valuation	–
Total provision (benefit)	$–

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

	May 31, 2026	May 31, 2025
Net income (loss) before taxes	$(478,971)	$(644,757)
US federal income tax rate	21%	21%

Computed expected tax provision (benefit)	(100,584)	(135,359)
Permanent differences	–	–
Timing differences	100,584	106,466
Valuation allowance on NOL carry forwards	–	28,893
Federal income tax provision	$–	$–

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

On January 03, 2026, the Company entered into a $10,000 note payable to Mr. Edward Lee, a related party. The loan is to be repaid in full on January 03,2027, with interest payable on the unpaid principal at the rate of 6.00 percent per annum.

On February 26, 2026, the Company entered into a $5,000 note payable to Mr. Edward Lee, a related party. The loan is to be repaid in full on February 26, 2027, with interest payable on the unpaid principal at the rate of 6.00 percent per annum.

On March 13, 2026, the Company entered into a $2,500 note payable to Mr. Edward Lee, a related party. The loan is to be repaid in full on February 26, 2027, with interest payable on the unpaid principal at the rate of 6.00 percent per annum.

On March 16, 2026, the Company entered into a $7,500 note payable to Mr. Edward Lee, a related party. The loan is to be repaid in full on February 26, 2027, with interest payable on the unpaid principal at the rate of 6.00 percent per annum.

On May 18, 2026, the Company entered into a $7,500 note payable to Mr. Edward Lee, a related party. The loan is to be repaid in full on February 26, 2027, with interest payable on the unpaid principal at the rate of 6.00 percent per annum.

On May 31, 2026, the Company entered into a $16,670 Short term payable to Mr. Edward Lee, a related party.

As of May 31, 2026, the total outstanding balance due to the related party amounted to $233,101.

As of May 31, 2026, Company owes $500,000 in officer payable to Mr. Edward Lee, Chief Executive Officer. Pursuant to Board resolution dated April 20, 2026, the Board of Directors formally approved and recognized compensation of $500,000 owed to the Chairman and CEO for services rendered over the preceding six years, during which no salary or benefits had been paid.

Note 6 – Notes and Lines of Credit Receivable

During the six months ended May 31, 2026, and the year ended November 30, 2025, the Company had no notes or lines of credit receivable.

Note 7 – Common Stock

During the six months ended May 31, 2026, and the year ended November 30, 2025, the Company issued no common stock.

Note 8 – Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, par value $.00001 per share (the “Preferred Stock”). As of May 31, 2026, and November 30, 2025, no shares of Preferred Stock were issued and outstanding.

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

The Company recognizes compensation costs for those shares expected to vest on a straight-line basis over the requisite service period of the awards. During the six month ended May 31, 2026 and 2025, the Company recognized $-0- and $120,000 in stock based compensation related to the vesting of issued stock options.

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

Note 10 – Subsequent Events

On July 15, 2026, the Company and Edward C. Lee, Chairman and President of the Company, executed Amendment No. 2 to the Strategic Divestiture & Settlement Agreement dated April 25, 2026 (as previously amended on June 26, 2026). The amendment revises the effective closing date for the transfer of ownership of Hestia Investments Inc. and the related satisfaction and waiver of outstanding executive compensation and historical service claims, moving it from July 15, 2026 to the close of business on July 31, 2026. All other terms of the underlying agreement, including the April 30, 2026 shareholder record date and the 20% profit participation right granted to Shareholders of Record, remain unchanged.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Hestia Insight Inc. for the six months ended May 31, 2026, and May 31, 2025, should be read in conjunction with the Hestia Insight Inc. unaudited Condensed Consolidated financial statements and the notes thereto contained elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on May 02, 2026. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Hestia Insight is positioned to make strategic acquisitions of emerging growth companies with unique sciences and technologies and actively seeks licensing opportunities for exceptional products that complement our AI-powered service offerings. Through acquisition, licensing, joint ventures, and direct investment, we continue to build a comprehensive ecosystem of business development and capital markets solutions. For more information about Hestia Insight, please visit the Company’s website: www.hestiainsight.com.

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

Going Concern

We have a limited operating history, and our continued growth is dependent upon the continuation of providing medical consulting services to our clients, generating revenue, and obtaining additional financing to fund future obligations, and pay liabilities arising from normal business operations. We had accumulated deficits of $(1,536,740) at May 31, 2026. The report of our independent registered public accounting firm on our financial statements for the year ended November 30, 2025, contained an explanatory paragraph regarding our ability to continue as a going concern based upon cash used in operating activities and the current cash balance cannot be projected to cover the operating expenses for the next twelve months from the release date of this report. These factors, among others, raised substantial doubt about our ability to continue as a going concern. Our financial statements appearing elsewhere in this report do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate significant revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company. The financial statements contained herein do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these Condensed Consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, recovery of long-lived assets, income taxes and the valuation of equity transactions.

We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the Condensed Consolidated financial statements.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the six months ended May 31, 2026, and May 31, 2025

Revenue

For the six months ended May 31, 2026, total revenues is $16,000. For the six months ended May 31, 2025, revenue was $0, all of which consisted of consulting revenue. The limited amount of revenue was due to our current emphasis on planning and preparation for our future revenue.

Cost of Revenue

Cost of revenue includes the cost of internal labor and related benefits, travel expenses related to consulting services, subcontractor costs, other related consulting costs, and other overhead costs. These costs are recorded as operating expenses. For the six months ended May 31, 2026, and May 31, 2025, there were no costs of revenue.

Operating Expenses

For the six months ended May 31, 2026 operating expenses were $576,401 representing an increase of $343,494 over the operating expenses of $232,907 for the six months ended May, 2025 . This increase in operating expenses was mainly driven by an increase in Officer Compensation for last 5 years.

For the six months ended May 31, 2026, and May, 2025, operating expenses consisted of the following:

	For the Six month ended May 31, 2026	For the Six month ended May 31, 2025
Selling expenses	$–	$–
Professional fees	35,828	62,688
Other general and administrative expenses	540,573	170,219
	$576,401	$232,907

•	Our selling expenses mainly include our marketing and sales staff’s salaries and related benefits, plus travel and entertainment costs incurred by our sales department. Selling expenses totalled and $0 for the six months ended May 31, 2026 and $0 for the six months ended May 31, 2025. Selling expense as a percentage of revenue for the six months ended May 31, 2025 is 0%, and for the six months ended May, 2024, it was 0%.

•	Professional fees primarily consisted of accounting fees, legal service fees, consulting fees, investor relations service charges, OTC markets application and listing fees and other fees incurred for services related to becoming and being a public company. For the six months ended May 31, 2026 and May, 2025, professional fees amounted to $35,828 and $62,688, respectively, a decrease of $26,860 or 43%. We expect professional fees to be significant as we incur significant costs associated with our public company reporting requirements, and costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission.

•	Other general and administrative expenses mainly consisted of wages and payroll taxes of our employees, compensation to our officers and board members, automobile expenses, office supplies, rent, bank service charges, depreciation, and other miscellaneous items. Other general and administrative expenses totalled $540,573 for the six months ended May 31, 2026 as compared to $170,219 for the six months ended May 30, 2025, an increase of $370,354.

Income (Loss) from Operations

As a result of the foregoing, for the six months ended May 31, 2026, loss from operations amounted to $478,971, as compared to income from operations of $(644,757) for the six months ended May 31, 2025.

Other Income (Expense)

Other income includes dividends and interest income from stock dividends and bank deposits that amounted to $0 and $75, for the six months ended May 31, 2026 and May 31, 2025, respectively.

The Company had realized gains on equity investments of $0 & $435 for the six months ended May 31, 2026 and May 31, 2025, respectively.

The Company had unrealized gains on equity investments of $88,195 for the six months ended May 31, 2026, and unrealized losses on equity investments of $387,416 for the six months ended May 31, 2025. For the six months ended May 31, 2026 and May 31, 2025, respectively, Company had loss of $0 & ($14,203) on sale of Capital Asset respectively.

The Company had $6,766 interest expense for the six months ended May 31, 2026 and ($4,080) interest expense for the six months ended May 31, 2025. Company also had bad debt expense of ($6,660) in the period ended May 31, 2025.

Income Taxes

We did not have any income tax expense for the six months ended May 31, 2026 and May 31, 2025, since we did not have any taxable income in the periods which was not reduced by prior net operating loss carry forwards or reduced by the exclusion of any unrealized gains/(losses) on equity investments, which are excluded from our taxable income until they become realized gains/(losses) on equity investments.

Net Income (Loss)

The net loss for the six months ended May 31, 2026, was $478,971 and the net loss for the six months ended May 31, 2025, was $644,757.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. On May 31,2026, and November 30. 2025, we had cash and cash equivalent balances of $19,141 and $28,871, respectively. These funds are kept in financial institutions located in United States. We had total liabilities of $835,682 on May 31, 2026, of which $85,081 for accounts payable and accrued liabilities and $233,931 for a related party note payable and $16,670 for a short-term loans from shareholders and officer payable $500,000 and a Federal Income taxes payable $0. We had total liabilities of $278,245 on November 30, 2025, of which $86,814 is for accounts payable and accrued liabilities and $173,931 is payable to a related party. As of May 31, 2026, and November 30, 2025, the Company had accumulated (deficits) of $(1,536,741) and $(1,057,766), respectively.

We currently have no agreements and arrangements with any person to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Cash flows from Operating Activities

Operating activities used $(68,900) in cash during the six months ended May 31, 2026 as compared with using $(64,676) in cash during the six months ended May 31, 2025. The increase in cash used in operating activities during the six months ended May 31, 2026, is primarily due to the increase consulting income and the decrease in operating expenses described above.

Cash flows from Investing Activities

For the six months ended May 31, 2026, the cash flows in investing activities provided $0 in proceeds used in the purchase of investment equities.

Cash flows from Financing Activities

For the six months ended May 31, 2026, the Company received $59,170 in proceeds provided by a related party loan. For the six months ended May 31, 2025, the Company received $50,000 in proceeds provided by a related party loan.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of May 31,2026.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended May 31, 2026.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended May 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Chief Executive Officer & Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HESTIA INSIGHT INC.
(Registrant)

Date: July 20, 2026	By:	/s/ Edward Lee
Edward Lee
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: July 20, 2026	By:	/s/ Edward Lee
Edward Lee
Chief Financial Officer (Principal Financial and Accounting Officer)

