Form 10-Q
period 2026-08-31
Hestia Insight Inc.
filed 2026-10-26
CIK 1813603

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2026

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

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

(Title of class)

As of October 26, 2026, 27,939,260 shares of common stock, par value $0.001 per share, were issued and outstanding.

HESTIA INSIGHT INC.

FORM 10-Q

August 31, 2026

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HESTIA INSIGHT INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	August 31, 2026	November 30, 2025
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,852	$–
Current assets of discontinued operations	–	395,131
Total current assets	3,852	395,131

TOTAL ASSETS	$3,852	$395,131

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$64,998	$76,080
Accrued interest, related party	20,604	10,734
Related party loan payable	223,931	173,931
Notes Payable	17,500	17,500
Short-term loans from shareholders	16,670	–
Total current liabilities	343,703	278,245

TOTAL LIABILITIES	343,703	278,245

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, par value $0.001 per share; 285,000,000 shares authorized; 27,939,260 and 27,939,260 shares issued and outstanding as of August 31, 2026, and November 30, 2025, respectively	27,939	27,939
Treasury stock (5,100,000 and 5,100,000 shares as of August 31, 2026, and November 30, 2025, respectively)	5,100	5,100
Additional paid in capital	1,126,115	1,141,613
Accumulated deficit	(1,499,005)	(1,057,766)
Total stockholders’ equity (deficit)	(339,851)	116,886

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$3,852	$395,131

The accompanying notes are an integral part of these unaudited Condensed financial statements.

HESTIA INSIGHT INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	August 31,		August 31,
	2026	2025	2026	2025
REVENUE:
Consulting revenue	$–	$–	$–	$–
Total revenue	–	–	–	–

OPERATING EXPENSE:
Selling, general and administrative expense	1,314	25,241	534,461	198,554
Total operating expense	1,314	25,241	534,461	198,554

OPERATING LOSS	(1,314)	(25,241)	(534,461)	(198,554)

OTHER INCOME/(EXPENSE):
Gain (loss) on sale of capital assets	–	(6,074)	–	(20,277)
Interest expense	(3,521)	(2,568)	(10,287)	(6,648)
Total other income/(expense)	(3,521)	(8,642)	(10,287)	(26,925)

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(4,835)	(33,883)	(544,748)	(225,479)

Tax expense	–	–	–	–
LOSS FROM CONTINUING OPERATIONS	$(4,835)	$(33,883)	$(544,748)	$(225,479)
Income/(Loss) from discontinued operations, net of tax	42,567	(255,785)	103,509	(708,947)
NET INCOME/(LOSS)	$37,732	$(289,667)	$(441,239)	$(934,426)

Net income/(loss) per share – basic and diluted:
Continuing operations	$(0.00)	$(0.00)	$(0.02)	$(0.01)
Discontinued operations	$0.00	$(0.01)	$0.00	$(0.03)
Average common shares outstanding – Basic & Diluted	27,939,260	27,939,260	27,939,260	27,939,260

The accompanying notes are an integral part of these unaudited Condensed financial statements.

HESTIA INSIGHT INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Nine months ended August 31, 2026 and August 31, 2025 (Unaudited)

	Common Stock par value $0.001		Treasury Stock	Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	$	Capital	Deficit	Equity (Deficit)
Balance November 30, 2024	27,939,260	$27,939	$5,100	$1,021,613	$(114,323)	$940,329

Stock-based compensation.	–	–	–	120,000	–	120,000

Net Loss	–	–	–	–	(934,426)	(934,426)

Balance August 31, 2025	27,939,260	$27,939	$5,100	$1,141,613	$(1,048,748)	$125,904

Balance November 30, 2025	27,939,260	$27,939	$5,100	$1,141,613	$(1,057,766)	$116,886

Disposal of subsidiary to related party	–	–	–	(15,498)	–	(15,498)

Net loss	–	–	–	–	(441,239)	(441,239)

Balance August 31, 2026	27,939,260	$27,939	$5,100	$1,126,115	$(1,499,005)	$(339,851)

The accompanying notes are an integral part of these unaudited Condensed financial statements.

HESTIA INSIGHT INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine months ended (Unaudited)

	August 31, 2026	August 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(441,239)	$(934,426)
Less: Income (Loss) from Discontinued Operations	103,509	(708,947)
Loss from Continuing Operations	$(544,748)	$(225,479)
Adjustments to reconcile net income/(loss) to operating cash flows:
Stock Based Compensation	–	120,000
Gain/Loss sales of assets	–	20,277
Depreciation expense	–	815
Changes in operating asset and liability account balances:
Accrued Interest	9,870	5,128
Officer payable	500,000	–
Accounts payable and accrued liabilities	(11,083)	48,347
Net cash used in operating activities from continuing operation	(45,960)	(30,911)
Net cash used in operating activities from discontinued operation	(35,180)	(74,554)
NET CASH USED IN OPERATING ACTIVITIES	(81,140)	(105,465)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from fixed asset disposal	–	1,500
Net cash provided by investing activities from continuing operation	–	1,500
Net cash (used in) provided by investing activities from discontinued operation	(10,549)	7,845
NET CASH PROVIDED USED) BY INVESTING ACTIVITIES	(10,549)	9,345

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceed from Notes Payable – related party	50,000	94,913
Proceeds from short-term loans from shareholders	16,670	–
Net cash provided by financing activities from continuing operation	66,670	94,913
Net cash provided by financing activities from discontinued operation	–	–
NET CASH PROVIDED BY FINANCING ACTIVITIES	66,670	94,913

Net Change in cash and cash equivalent	(25,019)	(1,207)
Cash and cash equivalent – continuing operation, beginning of period	–	–
Cash and cash equivalent – discontinued operation, beginning of period	28,871	41,163
Cash and cash equivalent – end of period	$3,852	$39,956

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Release of officer payable in exchange for Hestia Investments Inc.	$500,000	$–
Excess of net assets disposed over consideration charged to APIC	$15,498	$–

The accompanying notes are an integral part of these unaudited Condensed financial statements.

HESTIA INSIGHT INC. AND SUBSIDIARIES

NOTES TO UNAUDITED FINANCIAL STATEMENTS

August 31, 2026

Note 1 – Organization and basis of accounting

Nature of Organization

Hestia Insight Inc. (“Hestia” or the “Company”) was incorporated in the State of Nevada on November 19, 2003, and was formerly known as Luxshmi Investments, Inc. until it changed its name on March 27, 2019. Hestia Insight Inc is an AI-powered capital markets advisory and business consulting firm specializing in comprehensive fundraising solutions for emerging growth companies. Through our proprietary artificial intelligence platform, we guide startups, small businesses, and growth-stage companies through the complete fundraising lifecycle - from pre-raise strategy and asset building to investor outreach and ongoing investor relations.

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

With a focus on transparency, expertise, and cutting-edge AI technology, Hestia Insight is committed to helping clients navigate the complexities of capital raising in today’s competitive marketplace.. On July 31, 2026, the Company disposed of its subsidiary Hestia Investments Inc. (Note 10), and HSTA Health Inc. was dissolved upon board approval on January 22,2026. The Company currently has no operating subsidiaries and is considering other sustainable arrangement for the near future.

Basis of Presentation

The accompanying condensed financial statements include the accounts of Hestia Insight Inc. and its subsidiaries, including Hestia Investments Inc. through July 31, 2026, the date it was deconsolidated. In these notes, the terms “us,” “we” or “our” refer to Hestia Insight Inc.

The accompanying financial statements are prepared on the basis of accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company is a devoting substantial efforts to establishing its new business, financial planning, raising capital, and research into investments and services which may become part of the Company’s investment and services portfolios. The Company has not realized significant revenues from inception through the date of these financial statements.

Presented as a Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern. On July 31, 2026, the Company disposed of Hestia Investments Inc., its only operating subsidiary (Note 10), and it currently has no revenue-generating operations. At August 31, 2026, the Company had cash of $3,852, liabilities of $343,703 and an accumulated deficit of $1,499,005. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued.

Management plans to fund operations through advances from its Chairman, equity financing and a potential merger or acquisition. There is no assurance these plans will succeed. The financial statements do not include any adjustments that might result from this uncertainty.

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

For those investments in equities, including equity securities and partnership interests, that have a “readily determinable fair value,” as defined in ASC Topic 321 and discussed below, or are traded in a verifiable public market and are not restricted for sale in the public market by a restricted stock legend, or can otherwise be reasonably valued using the three levels of the fair value hierarchy under ASC Topic 820 discussed above, we present and carry our investments at their estimate of fair value at net asset value (NAV) as of the balance sheet date. For these equity securities and partnership interests we include the realized and unrealized gains and losses arising from the changes in the fair values during the period as a component of investment gains in the Condensed statements of operations.

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

Segment Reporting

Through July 31, 2026, the Company operated in one reportable segment, consulting and investment services conducted through Hestia Investments, which is now presented as discontinued operations (Note 10). Following the disposal, the Company has no revenue-generating operations. The Chief Executive Officer, as chief operating decision maker, reviews the Company's results as a single segment using net loss and the operating expenses presented in the statements of operations.

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

Recent Accounting Pronouncements

ASU 2023-07, Improvements to Reportable Segment Disclosures, was adopted for the year ended November 30, 2025 and had no material effect.

ASU 2023-09, Improvements to Income Tax Disclosures, is effective for the Company’s annual period ending November 30, 2026. ASU 2024-03, Expense Disaggregation Disclosures, is effective for the annual period beginning December 1, 2027. The Company does not expect either to have a material effect on its financial statements.

Management does not believe any other recently issued accounting pronouncements will have a material effect on the financial statements.

Note 3 – Income Taxes

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

The provision (benefit) for income taxes for nine months ended August 31, 2026, consists of the following:

August 31, 2026
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

	August 31, 2026	August 31, 2025
Net income (loss)	$(441,239)	$(934,426)
US federal income tax rate	21%	21%

Computed expected tax provision (benefit)	(92,660)	(196,230)
Permanent differences	–	–
Timing differences	92,660	149,503
Valuation allowance on NOL carry forwards	–	46,727
Federal income tax provision	$–	$–

The Company files income tax returns in the U.S. federal jurisdiction and, if necessary, in various state and local jurisdictions. All tax years from 2022 to 2025 are subject to examination.

Note 4 – Related Party Transactions

On January 15, 2024, the Company entered into a $50,000 note payable to ECL Capital Partners Corp, a related party owned by the CEO, Mr. Edward Lee. The loan was to be repaid in full on January 15, 2025, with interest payable on the unpaid principal at the rate of 6.00 percent per annum. The loan was previously extended to January 15, 2026 but remains outstanding as of August 31, 2026.

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

On March 13, 2026, the Company entered into a $2,500 note payable to Mr. Edward Lee, a related party. The loan is to be repaid in full on March 26, 2027, with interest payable on the unpaid principal at the rate of 6.00 percent per annum.

On March 16, 2026, the Company entered into a $7,500 note payable to Mr. Edward Lee, a related party. The loan is to be repaid in full on March 26, 2027, with interest payable on the unpaid principal at the rate of 6.00 percent per annum.

On May 18, 2026, the Company entered into a $7,500 note payable to Mr. Edward Lee, a related party. The loan is to be repaid in full on May 26, 2027, with interest payable on the unpaid principal at the rate of 6.00 percent per annum.

On May 31, 2026, the Company entered into a $16,670 Short term payable to Mr. Edward Lee, a related party.

On July 16, 2026, the Company entered into a $7,500 note payable to Mr. Edward Lee, a related party. The loan is to be repaid in full on July 26, 2027, with interest payable on the unpaid principal at the rate of 6.00 percent per annum.

As of August 31, 2026 and November 30, 2025, related party loans payable totaled $223,931 and $173,931, respectively (ECL Capital Partners Corp $75,000 and $75,000; Mr. Edward Lee $148,931 and $98,931). In addition, the Company owed Mr. Lee a short-term loan of $16,670 and $0, respectively. Total accrued interest on related party loans was $19,508 and $10,426 as of August 31, 2026 and November 30, 2025, respectively.

As of July 31, 2026, Company owes $500,000 in officer payable to Mr. Edward Lee, Chief Executive Officer. Pursuant to Board resolution dated April 20, 2026, the Board of Directors formally approved and recognized compensation of $500,000 owed to the Chairman and CEO for services rendered over the preceding six years, during which no salary or benefits had been paid. On July 31, 2026, this liability was settled through the transfer of Hestia Investments Inc. to Mr. Lee (Note 11). No officer payable was outstanding at August 31, 2026.

Note 5 –Notes payable

On August 15, 2025, the Company issued a note payable of $17,500 to Mr. Li Xiao. The note bears interest at 6% per annum and matured on August 15, 2026. As of August 31, 2026 and November 30, 2025, the outstanding balance was $17,500, and accrued interest was $1,096 and $308 respectively.

Note 6 – Notes and Lines of Credit Receivable

During the nine months ended August 31, 2026, and the year ended November 30, 2025, the Company had no notes or lines of credit receivable.

Note 7 – Common Stock

During the nine months ended August 31, 2026, and the year ended November 30, 2025, the Company issued no common stock.

Note 8 – Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, par value $.00001 per share (the “Preferred Stock”). As of August 31, 2026, and November 30, 2025, no shares of Preferred Stock were issued and outstanding.

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

The Company recognizes compensation costs for those shares expected to vest on a straight-line basis over the requisite service period of the awards. During the nine months ended August 31, 2026 and 2025, the Company recognized $-0- and $120,000 in stock based compensation related to the vesting of issued stock options.

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

Note 10 – Subsequent Events

Management has evaluated subsequent events through the date these financial statements were issued and determined that no subsequent events require disclosure.

Note 11 – Discontinued Operations

On April 25, 2026, the Company entered into a Strategic Divestiture & Settlement Agreement with Edward C. Lee, the Company’s Chairman and President. The agreement was amended on June 26, 2026 and July 15, 2026. Under the agreement, the Company transferred all of the outstanding shares of its wholly owned subsidiary, Hestia Investments Inc. (“Hestia Investments”), to Mr. Lee. Hestia Investments’ bank accounts, brokerage accounts and equity investments went with it. In return, Mr. Lee released the Company from $500,000 of accrued compensation, which the Board of Directors approved on April 20, 2026 for his services from 2020 through 2026 (see Note 4). The transaction was approved by written consent of the majority stockholders. An Information Statement on Schedule 14C was mailed to stockholders on June 24, 2026. The transfer was completed at the close of business on July 31, 2026, and Hestia Investments was deconsolidated on that date.

Hestia Investments carried out all of the Company’s consulting and investment activities. Management concluded that its disposal is a strategic shift with a major effect on the Company’s operations and financial results. Its results are therefore reported as discontinued operations. The results of Hestia Investments are included through July 31, 2026.

Because Mr. Lee is a related party, the Company accounted for the disposal as a capital transaction. On July 31, 2026, the carrying amount of Hestia Investments’ net assets was $515,498: cash of $10,549 and equity investments at fair value of $504,949. That exceeded the $500,000 of accrued compensation settled by $15,498. The difference was charged to additional paid-in capital, and no gain or loss on the disposal was recorded in the statement of operations.

The results of discontinued operations were as follows:

	Three Months Ended August 31, 2026	Three Months Ended August 31, 2025	Nine Months Ended August 31, 2026	Nine Months Ended August 31, 2025
Consulting revenue	$8,000	$8,000	$24,000	$8,000
Selling, general and administrative expense	(15,926)	(31,167)	(59,179)	(90,763)
Dividend income	–	–	–	75
Realized gain on equity investments	–	–	–	435
Unrealized gain (loss) on equity investments	50,493	(324,505)	138,689	(711,921)
Bad debt expense	–	–	–	(6,660)
Income (loss) before income taxes	42,567	(347,672)	103,509	(800,834)
Income tax benefit	–	91,887	–	91,887
Income (loss) from discontinued operations	$42,567	$(255,785)	$103,509	$(708,947)

At November 30, 2025, the assets of discontinued operations consisted of cash of $28,871 and investments in equity securities of $366,260. There were no assets or liabilities of discontinued operations at August 31, 2026.

Cash flows of discontinued operations included in the condensed statements of cash flows were as follows..

	Nine Months Ended August 31, 2026	Nine Months Ended August 31, 2025
Net cash used in operating activities	$(35,180)	$(74,554)
Net cash (used in) provided by investing activities	(10,549)	7,845
Net cash provided by financing activities	–	–
Significant non-cash items:
Unrealized (gain) loss on equity investments	(138,689)	711,921
Income tax benefit	–	(91,887)
Bad debt expense	–	6,660

Discontinued operations had no depreciation or capital expenditures during the nine months ended August 31, 2026 and 2025. Cash and cash equivalents of $10,549 held by Hestia Investments were removed from the Company’s balance sheet on deconsolidation as of July 31, 2026. The settlement of $500,000 of accrued compensation in exchange for Hestia Investments was a non-cash transaction.

Under the agreement, Hestia Investments will pay the Company 20% of its annual net earnings for the two years following the closing. The Company will distribute any amounts it receives to stockholders of record as of April 30, 2026. Because these payments are uncertain and will be passed through to stockholders, no asset has been recorded. Any amounts will be recognized when received. The Company has no other continuing involvement with Hestia Investments as of August 31, 2026, no payment has been made in this regard, as the participation is determined annually and the Company did not generate net earnings.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Hestia Insight Inc. for the nine months ended August 31, 2026, and August 31, 2025, should be read in conjunction with the Hestia Insight Inc. unaudited Condensed financial statements and the notes thereto contained elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on March 02, 2026. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Our Markets and Services

Hestia Insight Inc. is an AI-powered capital markets advisory and business consulting firm specializing in comprehensive fundraising solutions for emerging growth companies. Through our proprietary artificial intelligence platform, we guide startups, small businesses, and growth-stage companies through the complete fundraising lifecycle - from pre-raise strategy and asset building to investor outreach and ongoing investor relations.

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

With a focus on transparency, expertise, and cutting-edge AI technology, Hestia Insight is committed to helping clients navigate the complexities of capital raising in today’s competitive marketplace. and HSTA Health Inc. was dissolved upon board approval on January 22,2026. The Company currently has no operating subsidiaries and is considering other sustainable arrangement for the near future.

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

Going Concern

Our financial statements have been prepared assuming the Company will continue as a going concern. On July 31, 2026, the Company disposed of Hestia Investments Inc., its only operating subsidiary (Note 10), and it currently has no revenue-generating operations. At August 31, 2026, the Company had cash of $3,852, liabilities of $343,703 and an accumulated deficit of $1,499,005. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The report of our independent registered public accounting firm on our financial statements for the year ended November 30, 2025 also contained an explanatory paragraph regarding our ability to continue as a going concern.

Management plans to fund operations through advances from its Chairman, equity financing and a potential merger or acquisition. There is no assurance these plans will succeed, and if they do not, investors could lose their entire investment in the Company. The financial statements do not include any adjustments that might result from this uncertainty.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our Condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these Condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, recovery of long-lived assets, income taxes and the valuation of equity transactions.

We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the Condensed financial statements.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which the Company adopted for the fiscal year ended November 30, 2025. In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, effective for the Company’s annual period ending November 30, 2026. In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, as clarified by ASU 2025-01, effective for the Company’s annual period beginning December 1, 2027. The Company is evaluating the impact of these standards on its disclosures and does not expect a material effect on its financial statements. Other recently issued accounting pronouncements are not expected to have a material impact on the Company’s financial statements.

RESULTS OF OPERATIONS FROM CONTINUING OPERATIONS

Comparison of Results of Operations for the nine months ended August 31, 2026, and August 31, 2025

Revenue

For the Nine months ended August 31, 2026, total revenues is $0. For the nine months ended August 31, 2025, revenue was $0, all of which consisted of consulting revenue.

Operating Expenses

For the Nine months ended August 31, 2026 operating expenses were $534,461 representing an increase of $335,907 over the operating expenses of $198,554 for the Nine months ended August, 2025. This increase in operating expenses was mainly driven by an increase in 500,000 officer compensation for services from 2020 to 2026.

For the Nine months ended August 31, 2026, and August, 2025, operating expenses consisted of the following:

	For the Nine month ended August 31, 2026	For the Nine month ended August 31, 2025
Selling expenses	$–	$–
Professional fees	33,848	75,416
Other general and administrative expenses	500,613	123,138
	$534,461	$198,554

•	Professional fees primarily consisted of accounting fees, legal service fees, consulting fees, investor relations service charges, OTC markets application and listing fees and other fees incurred for services related to becoming and being a public company. For the nine months ended August 31, 2026 and 2025, professional fees amounted to $33,848 and $75,416 respectively, a decrease of $41,568 or 55%. The decrease was mainly due to lower [legal and consulting fees / investor relations fees], as the Company reduced its use of outside service providers during the period while its operating subsidiary was being divested.

•	Other general and administrative expenses mainly consisted of wages and payroll taxes of our employees, compensation to our officers and board members, automobile expenses, office supplies, rent, bank service charges, depreciation, and other miscellaneous items. Other general and administrative expenses totalled $500,613 for the nine months ended August 31, 2026 as compared to $123,138 for the nine months ended August 31, 2025, an increase of $377,475.

Operating Loss

As a result of the foregoing, for the nine months ended August 31, 2026, Operating Loss amounted to $ 534,461 as compared to Loss from operations of $(198,554) for the nine months ended August 31, 2025.

Other Income (Expense)

For the nine months ended August 31, 2026 and August 31, 2025, respectively, Company had loss of $0 & $20,277 on sale of Capital Asset respectively.

The Company had $10,287 interest expense for the nine months ended August 31, 2026 and $6,648 interest expense for the nine months ended August 31, 2025.

Income Taxes

We did not have any income tax expense for the nine months ended August 31, 2026 and August 31, 2025, since we did not have any taxable income in the periods which was not reduced by prior net operating loss carry forwards or reduced by the exclusion of any unrealized gains/(losses) on equity investments, which are excluded from our taxable income until they become realized gains/(losses) on equity investments.

Net Income (Loss)

The net loss for the nine months ended August 31, 2026 was $441,239, consisting of a loss from continuing operations of $544,748, partly offset by income from discontinued operations of $103,509. The net loss for the nine months ended August 31, 2025 was $934,426, consisting of a loss from continuing operations of $225,479 and a loss from discontinued operations of $708,947. The increase in the loss from continuing operations was mainly due to the $500,000 accrued officer compensation in 2026. The change in discontinued operations was mainly due to an unrealized gain on equity investments of $138,689 in 2026, compared with an unrealized loss of $711,921 in 2025.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. On August 31,2026, and November 30, 2025, we had cash and cash equivalent balances of $3,852 and $28,871, respectively. These funds are kept in financial institutions located in United States. We had total liabilities of $343,703 on August 31, 2026, of which $85,602 for accounts payable and accrued liabilities and $ 223,931 for related party loans payable, $17,500 for a note payable and $16,670 for a short-term loans from shareholders and a Federal Income taxes payable $0. We had total liabilities of $278,245 on November 30, 2025, of which $86,814 is for accounts payable and accrued liabilities and $173,931 for related party loans payable, $17,500 for a note payable.

As of August 31, 2026, and November 30, 2025, the Company had accumulated (deficits) of $(1,499,005) and $(1,057,766), respectively.

We currently have no agreements and arrangements with any person to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Cash flows from Operating Activities

Operating activities from continuing operations used $45,960 in cash during the nine months ended August 31, 2026, compared with $30,911 during the nine months ended August 31, 2025. The increase in cash used was mainly due to the higher loss from continuing operations. This was largely offset by $500,000 of officer compensation being accrued rather than paid.

Cash flows from Investing Activities

For the nine months ended August 31, 2026, there were no investing activities from continuing operations. For the nine months ended August 31, 2025, investing activities from continuing operations provided $1,500 from the sale of fixed assets.

Cash flows from Financing Activities

For the nine months ended August 31, 2026, the Company received $66,670 in proceeds provided by a related party loan. For the nine months ended August 31 2025, the Company received $ 94,913 in proceeds provided by a related party loan.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended August 31, 2026.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended August 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of Chief Executive Officer & Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HESTIA INSIGHT INC.
(Registrant)

Date: October 26, 2026	By:	/s/ Edward Lee
Edward Lee
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: October 26, 2026	By:	/s/ Edward Lee
Edward Lee
Chief Financial Officer (Principal Financial and Accounting Officer)

